Form 10-Q
period 2006-03-31
NEXTEST SYSTEMS CORP
filed 2006-05-09
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-51851

Nextest Systems Corporation

(Exact name of Registrant as specified in its charter)

Delaware	77-0470150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1901 Monterey Road, San Jose, California 95112

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 817-7200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.1    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12B-2 of the Exchange Act.    Yes  ☐    No  ☒

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12B-2 of the Exchange Act.    Yes  ☐    No  ☒

As of April 30, 2006, there were 17,503,278 shares of the Registrant’s Common Stock outstanding, par value $0.001.

[1]	The registrant has not been subject to such filing requirements for the past 90 days but has filed all such reports as it has been required to file.

NEXTEST SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

NEXTEST SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,166	$10,474
Accounts receivable, net of allowances of $144 at March 31, 2006 and $157 at June 30, 2005 (including balances from a related party, See Note 11)	16,002	12,836
Inventory	26,999	13,150
Deferred tax assets	3,251	2,835
Income tax receivable	68	—
Prepaid expenses and other current assets	1,166	298

Total current assets	58,652	39,593
Property and equipment, net	3,710	3,750
Restricted cash	317	417
Deferred tax assets	1,099	975
Other assets	431	1,080

Total assets	$64,209	$45,815

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,719	$3,499
Accrued liabilities	6,109	3,100
Deferred income	4,778	3,792
Customer deposits	3,011	761
Income tax payable	138	218

Total current liabilities	21,755	11,370

Deferred income	446	380
Accrued rent	129	239

Total liabilities	22,330	11,989

Commitments and contingencies (Note 10)

Series B Mandatorily Redeemable Convertible Preferred Stock:
$2.50 par value; 8,000,000 shares authorized; 0 and 8,000,000 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively (Series B liquidation preference of $40,000,000 at June 30, 2005)	—	30,784

Stockholders’ equity:
Preferred Stock: 10,000,000 shares authorized	—	—
Series A Convertible Preferred Stock: $3.00 par value; 500,000 shares authorized; 0 and 500,000 shares issued and outstanding at March 31,2006 and June 30, 2005, respectively (Series A liquidation preference of $1,500,000 at June 30, 2005)	—	1,490
Common Stock: $0.001 par value; 140,000,000 shares authorized; 12,899,278 and 8,762,046 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	13	9
Additional paid-in capital	42,309	3,434
Deferred stock-based compensation	(443)	(863)
Notes receivable from stockholders	—	(1,028)
Retained earnings	—	—

Total stockholders’ equity	41,879	3,042

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity	$64,209	$45,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue (including net revenue from sales to a related party, see Note 11)	$24,970	$9,012	$61,600	$36,462
Cost of revenue	11,937	5,235	30,317	19,011

Gross profit	13,033	3,777	31,283	17,451

Operating expenses:
Research and development	2,358	1,751	6,110	4,945
Sales, general and administrative	5,906	5,177	15,675	13,100

Total operating expenses	8,264	6,928	21,785	18,045

Income (loss) from operations	4,769	(3,151)	9,498	(594)
Interest and other income, net	139	38	312	111

Income (loss) before income taxes	4,908	(3,113)	9,810	(483)
Income tax (provision) benefit	(1,717)	1,186	(3,318)	281

Net income (loss)	3,191	(1,927)	6,492	(202)
Accretion of Series B preferred stock redemption value	(4,752)	(659)	(7,753)	(3,166)

Net loss available to common stockholders	$(1,561)	$(2,586)	$(1,261)	$(3,368)

Basic and diluted net loss per share available to common stockholders:
Net loss per common share, basic and diluted	$(0.18)	$(0.30)	$(0.15)	$(0.39)

Weighted average number of shares used in per share calculation, basic and diluted	8,783,337	8,683,336	8,693,935	8,648,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,492	$(202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	971	783
Provision for inventory write-downs	621	1,613
Stock-based compensation	1,478	668
Deferred tax provision (benefit)	253	(1,191)
Interest on notes receivable from stockholders	(10)	(41)
Interest on short-term investments	—	(50)
Changes in current assets and liabilities:
Accounts receivable	(3,166)	1,718
Inventory	(15,031)	(250)
Income tax receivable	(68)	—
Prepaid expenses and other current assets	(868)	894
Other assets	77	(32)
Accounts payable	4,220	(3,913)
Accrued liabilities	2,899	(1,997)
Income tax payable	(301)	(1,082)
Deferred income	1,052	527
Customer deposits	2,250	1,331

Net cash provided by (used in) operating activities	869	(1,224)

Cash flows from investing activities:
Purchase of property and equipment	(370)	(259)
Purchases of short-term investments	—	(6,000)
Sales and maturities of short-term investments	—	9,048
Changes in restricted cash	100	100

Net cash provided by (used in) investing activities	(270)	2,889

Cash flows from financing activities:
Proceeds from exercise of options	60	15
Repayment of principal and interest on notes receivable from stockholders	33	48

Net cash provided by financing activities	93	63

Net increase in cash and cash equivalents	692	1,728
Cash and cash equivalents at beginning of period	10,474	5,026

Cash and cash equivalents at end of period	$11,166	$6,754

Non-cash financing activities:
Extinguishment of principal on notes receivable from stockholders (see Note 7)	$1,005	$—

Conversion of Series B Preferred Stock (see Note 8)	$38,537	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company:

Nextest Systems Corporation (the “Company”) was incorporated in California in November 1997 and reincorporated in Delaware in March 2006. The Company is engaged in the design, development, manufacturing, sale and service of automatic test equipment (“ATE”) for the semiconductor industry.

The Company reports results of operations on the basis of 52 or 53 week periods, ending on the last Saturday in June of each fiscal year. Our fiscal third quarter 2006 ended on March 25, 2006. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the three and nine month fiscal periods ended March 31. The periods for the three and nine months ended March 31, 2006 and 2005 actually ended March 25, 2006 and March 26, 2005, respectively, each included 13 and 39 weeks respectively.

Initial Public Offering

On March 21, 2006, the Company committed to sell 4,600,000 shares of its common stock at an offering price of $14.00 per share in connection with its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1 (Registration No. 333-130100) (“Form S-1”) that was filed on March 21, 2006 and declared effective by the Securities and Exchange Commission on the same date. The IPO was completed, shares were delivered and proceeds were received, on March 27, 2006 and resulted in aggregate proceeds to the Company of $58.6 million after both underwriters’ commissions and approximately $1.3 million of issuance costs. As our third quarter closed March 25, 2006, this transaction has not been reflected in these financial statements. In connection with the IPO and prior to its completion, the Company’s stockholders approved and authorized (i) the Company’s reincorporation from California to Delaware (the “Reincorporation”), (ii) an increase in the number of shares of the Company’s common stock authorized for issuance from 85,000,000 to 140,000,000 (see Note 7) (the “Common Stock Authorization”), (iii) the Company’s Board of Directors to issue 10,000,000 shares of the Company’s preferred stock, from time to time (the “Preferred Stock Authorization”) and (iv) a 1 for 2 reverse stock split of the Company’s outstanding shares of common stock (all common stock amounts and per share amounts herein reflect the 1 for 2 reverse stock split) (the “Reverse Stock Split”). The Company completed the Reincorporation and the Stock Split immediately prior to and in conjunction with the IPO. On March 21, 2006, all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Mandatorily Redeemable Preferred Stock (“Series B Preferred”) automatically converted into an aggregate of 4,262,750 shares of the Company’s common stock (see Note 8).

Note 2—Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included in these financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the fiscal year ended June 26, 2005, which are included in the Form S-1. The year-end condensed balance sheet was derived from the Company’s fiscal 2005 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty and fair values of stock options, common and preferred stock) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Series B Preferred have been accreted to their estimated fair value at their redemption date (until March 21, 2006 when they were converted to common stock, see Note 8). As a private company, the estimated fair value of the Series B Preferred at their redemption date was determined by the Board of Directors; while the March 21, 2006 redemption value was determined by the offering price of the initial public offering. In determining fair value as a private company, the Board of Directors considered a number of factors, including:

•	the fair value of the Company’s common stock;

•	contemporaneous or retrospective valuations performed by valuation specialists; and

•	dividend, conversion, redemption and liquidation preferences of Series B Preferred.

Note 3—Balance Sheet Components (in thousands):

	March 31, 2006	June 30, 2005
Inventory:
Raw materials	$14,604	$6,879
Work-in-progress	6,512	1,578
Inventory held at customers	2,645	2,558
Field service inventory	1,454	944
Finished goods	1,784	1,191

	$26,999	$13,150

Inventory provisions for the three months ended March 31, 2006 and 2005 were $259,000 and $527,000, respectively. Recoveries resulting from sales of previously written-down inventory for the three months ended March 31, 2006 and 31, 2005 were $27,000 and $137,000, respectively. Inventory provisions for the nine months ended March 31, 2006 and 2005 were $621,000 and $1.6 million, respectively. Recoveries resulting from sales of previously written-down inventory for the nine months ended March 31, 2006 and 2005 were $277,000 and $195,000, respectively.

	March 31, 2006	June 30, 2005
Accrued liabilities:
Payroll and related expenses	$2,167	$1,269
Accrued liability for inventory in-transit	921	116
Accrued warranty	594	370
Accrued IPO costs	481	—
Professional fees	370	116
Other accrued expenses	1,576	1,229

	$6,109	$3,100

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

The Company generally warrants its products against defects, in material, workmanship and non-conformance to the Company’s specification for a period of twelve months. The Company’s warranty provision is based on the Company’s best estimate, considering historical experiences with similar products as well as other assumptions that are considered reasonable under the circumstances. A provision for the estimated cost of warranty is recorded as a cost of revenue and is included in accrued liabilities when the related revenue is recognized (in thousands).

Beginning balance at June 30, 2004	$422
Accrual for warranties issued	346
Settlements made	(332)

Ending balance at March 31, 2005	$436

Beginning balance at June 30, 2005	$370
Accrual for warranties issued	588
Settlements made	(364)

Ending balance at March 31, 2006	$594

Note 4—Net Income (Loss) Per Share

Basic net income (loss) available to common stockholders per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The net income (loss) available to common stockholders is calculated by deducting the accretion of the estimated redemption fair value of shares of the Series B Preferred and dividends allocable to shares of the Series A Preferred from net income (loss) to determine the net income (loss) available to common stockholders.

Diluted net income (loss) available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent it is dilutive.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerators:
Net income (loss)	$3,191	$(1,927)	$6,492	$(202)
Accretion of Series B Preferred redemption value (1)	(4,752)	(659)	(7,753)	(3,166)
Net income allocated to participating Series A Preferred (2)	—	—	—	—

Net loss available to common stockholders—Basic	$(1,561)	$(2,586)	$(1,261)	$(3,368)

Net income (loss) allocated to participating preferred stockholders	—	—	—	—

Net loss available to common stockholders—Diluted	$(1,561)	$(2,586)	$(1,261)	$(3,368)

Denominators:
Weighted-average common shares outstanding	8,815,610	8,752,759	8,732,543	8,734,953
Unvested common shares subject to repurchase	(32,273)	(69,423)	(38,608)	(86,859)

Weighted-average shares—Basic	8,783,337	8,683,336	8,693,935	8,648,094

Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of unvested common shares subject to repurchase	—	—	—	—

Weighted-average shares—Dilutive	8,783,337	8,683,336	8,693,935	8,648,094

Net loss per common share—Basic	$(0.18)	$(0.30)	$(0.15)	$(0.39)

Net loss per common share—Diluted	$(0.18)	$(0.30)	$(0.15)	$(0.39)

(1)	Income is not allocated to the Series B Preferred because the accretion of the estimated redemption value of the Series B Preferred is greater than its original price plus cumulative dividends.
(2)	No allocation was made to the Series A Preferred in periods with net losses, as such an allocation would have been antidilutive.

The following outstanding mandatorily redeemable convertible preferred stock and convertible preferred stock and common stock options were excluded from the computation of diluted net income per share as they would have had an antidilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Series B Preferred (assuming conversion, using appropriate conversion ratio, to common shares)	3,824,176	4,000,000	3,941,392	4,000,000
Series A Preferred (assuming conversion, using appropriate conversion ratio, to common shares)	251,201	262,750	258,900	262,750
Unvested common shares subject to repurchase	7,500	52,500	7,500	52,500
Stock options	2,019,050	164,500	2,019,050	164,500

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5– Adoption of FASB Statement No. 123 (R), “Share-Based Payment”

At March 31, 2006, the Company had three stock-based employee compensation plans as described in Note 6. One of the plans, the Employee Stock Purchase Plan (“Purchase Plan”), was approved; however, the plan had not been implemented or offered to the Company’s employees as of March 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with Accounting Principle Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123 (“FAS No. 123”), “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded on a graded vesting basis in accordance with FASB Interpretation No. 28. The Company was required to adopt FAS No. 123 (R) in the first interim period after filing its registration statement on Form S-1 in December 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R) (“FAS No. 123 (R)”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based compensation awards recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted (except those granted before April 2004 that were valued at minimum value) prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with provisions of FAS No. 123 (R). Results for prior periods have not been restated. Options granted before April 2004 (minimum value options) continue to be accounted for in accordance with the provisions of APB No. 25.

The effect of the adoption of FAS No. 123 (R) on the Company’s income before tax, net income and basic and diluted earnings per share for the three and nine months ended March 31, 2006 was as follows (in thousands):

	Three months ended March 31, 2006,			Nine months ended March 31, 2006,
	Using Previous Accounting	FAS No. 123(R) Impact	As Reported	Using Previous Accounting	FAS No. 123(R) Impact	As Reported
Income before income taxes	$5,062	$(154)	$4,908	$9,964	$(154)	$9,810

Net income	$3,333	$(142)	$3,191	$6,634	$(142)	$6,492

Net loss per share, basic and diluted	$(0.16)	$(0.02)	$(0.18)	$(0.13)	$(0.02)	$(0.15)

FAS No. 123 (R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of FAS No. 123 (R) did not have an impact on operating and financing cash flows because the Company did not have any windfall tax benefits in the period of adoption.

Prior to the adoption of FAS No. 123 (R), the Company recognized forfeitures as they occurred. Upon adoption of FAS No. 123 (R), the Company began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. FAS No. 123 (R) requires a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on the Company’s estimate of the impact future forfeitures on the expense recognized for unvested options at the date of adoption, such one-time cumulative adjustment was immaterial.

Note 6– Stock Option Plan:

At March 31, 2006, the Company has two active share-based plans, which are described below. The compensation cost that has been charged against income for the plans was $0.5 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively; and $1.5 million and $0.7 million for the nine months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $111,000 and $19,000 for the three months ended March 31, 2006 and 2005, respectively; and $396,000 and $44,000 for the nine months ended March 31, 2006 and 2005, respectively. Compensation cost included in inventory and the cost portion of deferred income was $28,000 at March 31, 2006. Compensation cost related to awards outstanding at the adoption of FAS No. 123 (R) is attributed based on graded vesting. Compensation cost related to awards granted after the adoption date is attributed based on a straight-line method.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

In January 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”). The 1998 Plan provides for the granting of unvested stock and stock options to employees, directors and consultants of the Company. The Company believes that such awards better align the interest of its employees with those of its shareholders and serve as an employment retention incentive to its employees. Options granted under the 1998 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees. Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. The Company has reserved 3,000,000 shares of common stock for issuance under the 1998 Plan.

In January 2000, the Company amended the 1998 Plan to increase the number of shares authorized to be issued under the 1998 Plan to 5,000,000 shares. In March 2004, the Company again amended the 1998 Plan to increase the number of shares authorized to be issued under the 1998 Plan to 6,000,000 shares.

In March 2006, the board and the shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) for the grant of stock options, stock appreciation rights, stock awards and cash awards. A total of 1,000,000 shares were authorized and reserved for issuance under the 2006 Plan and provided for that any shares reserved for future issuance and not covered by outstand awards under the 1998 Plan will become available for grant under the 2006 Plan.

Options under the 1998 Plan were granted and option under the 2006 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85%, of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options awards generally vest cumulatively over 5 years of continuous service and have 10-year contractual terms.

Modification of Stock Options

On September 21, 2005, the Company awarded options to certain employees and its directors to purchase 581,000 common shares. The options had an exercise price of $5.00 per share as compared to the then current fair value of the common stock of $5.88 per share. To address the impact on theses grantees arising from the recently enacted American Job Creation Act, specifically IRC Section 409A, in December 2005, the Company modified 555,000 of such options to increase their exercise price to $5.88, the fair value of the Company’s common stock at the time of grant. This one-time modification resulted in incremental deferred stock-based compensation of $1,438,000, in accordance with APB No. 25, based on the weighted average fair value of the Company’s common stock being $9.35 on the date of modification. The modification did not result in incremental stock-based compensation cost in accordance with FAS No. 123.

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The valuation model requires several significant assumptions and judgments about the variables to be assumed in the calculation including expect life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the options. To the extent actual results differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns, the expected life of option issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatilities are based on a peer group of companies because as a new public company there is not adequate historical data for our own stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the three and nine months ended March 31, 2006 and 2005, the weighted average grant date fair value of options issued pursuant to the Company’s plans was calculated using the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Volatility	90%	90%	90%	90%
Risk-free interest rates	4.31%	3.58%	3.96% -4.36%	3.18%-3.58%
Expected terms	4.5 years	3.8 years	2.6 years	3.7 years
Weighted average grant-date fair value	$5.46	$4.75	$3.67	$5.69

A summary of option activity under the plans during nine months ended March 31, 2006, is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2005	1,390,225	$2.50
Granted	697,275	$6.30
Exercised	(25,550)	$1.26
Forfeited	(30,200)	$1.22

Outstanding at December 31, 2005	2,031,750	$3.84
Granted	1,000	$9.50
Exercised	(12,350)	$2.28
Forfeited	(1,350)	$2.32

Outstanding at March 31, 2006	2,019,050	$3.86	7.2	$24,612

Fully Vested and Exercisable at March 31, 2006	992,870	$2.94	7.2	$13,017

Expected to Vest at March 31, 2006	993,343	$4.73	7.2	$11,242

As of March 31, 2006, there was $2.4 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The total intrinsic value of options exercised in the three months ended March 31, 2006 was $0.1 million. The total intrinsic value of options exercised in the six months ended December 31, 2005 was $0.1 million. There was no excess tax benefit realized from options exercised for the three and nine months ended March 31, 2006, respectively.

In the three months ended December 31, 2006, the Company issued 7,500 restricted shares with a fair value of $9.50 that vests over five years with 20% annual cliff vesting. A summary of nonvested share activity during the nine months ended March 31, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2005	53	$1.72
Granted	8	$9.50
Vested	(53)	$1.72

Nonvested at March 31, 2006	8	$9.50

As of March 31, 2006, there was $63,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three and nine months ended March 31, 2006 and 2005, was $136,000 and $113,000, and $180,000 and $203,000, respectively.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123 to options granted under the Company’s share-based plans prior to the adoption of FAS No. 123 (R). For purposes of the pro forma disclosure, the value of the option is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2006	2005
(in thousands except per share data)
Net income (loss), as reported	$(1,927)	$6,492	$(202)
Stock-based compensation included in reported net income (loss) under APB No. 25, net of related tax	191	1,067	636
Stock-based compensation expense determined under fair value based method under SFAS No. 123, net of related tax	(259)	(1,122)	(847)

Pro forma net income (loss)	$(1,995)	$6,437	$(413)

Basic and diluted net loss per share available to common shareholders:
As reported	$(0.30)	$(0.15)	$(0.39)

Pro forma	$(0.31)	$(0.15)	$(0.41)

Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Cost of revenue	$44	$27	$139	$97
Research and development	193	64	546	220
Sales, general and administrative	276	107	793	351

Total	$513	$198	$1,478	$668

Deferred stock-based compensation included in equity represents the unamortized intrinsic value of minimum value options outstanding at December 31, 2005 that continue to be accounted for under APB No. 25.

Employee Stock Purchase Plan

In March 2006, the board and the shareholders approved the 2006 Employee Stock Purchase Plan that provides employees with the opportunity to purchase the Company’s common stock at a discounted price through accumulated payroll deductions. A total of 500,000 shares have been reserved for issuance under the Purchase Plan. Although the Purchase Plan has been adopted, it will not become operative until such time as determined by the Company’s Compensation Committee.

Note 7—Common Stock:

In connection with the IPO and prior to its completion, as discussed in Note 1, the Company’s stockholders approved and authorized (i) the Reincorporation, (ii) the Common Stock Authorization and (iii) the Reverse Stock Split. The Company completed the Reincorporation and the Stock Split prior to the completion of the IPO. On March 21, 2006, all of the outstanding shares of Series A Preferred and Series B Preferred automatically converted into an aggregate of 4,262,750 shares of common stock.

At March 31, 2006 and June 30, 2005, there were 7,500 and 52,500 shares of common stock, respectively, subject to repurchase. As of March 31, 2006, the Company has reserved 3,863,459 shares of common stock for future issuance of which 3,363,459 shares are issuable under the 2006 Plan and 500,000 shares issuable under the Purchase Plan.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Purchase Agreements

During the fiscal years 2001 and 2002, the Company sold 262,500 and 25,000 shares, respectively, of its common stock to employees and directors of the Company under agreements which provide the for repurchase of shares by the Company at the original purchase price for such shares, which ranged from $3.00 to $4.50 per share, respectively. This purchase price represented the estimated fair value of those shares at the purchase date. The weighted average prices of restricted stock issued in fiscal 2001 and 2002 were $3.58 and $4.50 per share, respectively. Shares are released from the repurchase option cumulatively on the dates set forth in each applicable restricted stock purchase agreement. The Company may repurchase shares that are still subject to the right of repurchase if any of the following events take place with regard to the holder thereof: (1) termination of continuous employment or (2) involuntary transfer to creditors or to any other person or entity of all or any part of the shares still subject to the repurchase option at the time of the transfer.

As consideration for the purchase of a portion of these shares the Company accepted promissory notes totaling $1,027,500 from certain officers, directors and employees. These promissory notes accrued interest at a rate of 4% to 6% per annum and were payable in full in 2006. All of these notes were full recourse and were collateralized by the individual’s personal assets including the related shares purchased. One of the notes limited the personal liability to 30% of the face value of the instrument and as a result, variable accounting was required until such time as the underlying restricted shares had vested or the loan was repaid. Due to the increased fair value of the underlying common stock, the Company recorded a charge of approximately $10,000 and $14,000 during the three months ended March 31, 2006 and 2005, respectively and a charge of $10,000 and $60,000 during the nine months ended March 31, 2006 and 2005, respectively. On September 21, 2005, these notes were extinguished in exchange for the holders returning to the Company 170,918 shares with a fair value of $5.88 per share as determined by the Board of Directors. These shares were retired and added back to the shares available for future grants under the Company’s 1998 Plan.

Dividend Restrictions

At March 31, 2006, payment of dividends on the common stock of the Company are restricted under the revolving credit facility. The Company currently has no intent to pay dividends.

Note 8—Preferred Stock:

Preferred Stock

On March 21, 2006 pursuant to the closing of a firm commitment underwritten public offering, all previously-outstanding Series A Preferred and Series B Preferred automatically converted into an aggregate of 4,262,750 shares of common stock. The following table provides the amounts reclassified to common stock and additional paid in capital based on the recorded balances of the Series A Preferred and Series B Preferred at the date of the automatic conversion (in thousands):

	Series A Preferred		Series B Preferred
	Before Conversion	Conversion	Before Conversion	Conversion
Classified as:
Balance at conversion	$1,490	$(1,490)	$38,537	$(38,537)
Common stock, $0.001 par value		0		4
Additional paid in capital		$1,490		$38,553

The Board of Directors is authorized under the amended and restated certificate of incorporation, subject to any limitations prescribed by Delaware law, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series and to determine the rights, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. There are no present plans to issue any shares of preferred stock.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Segment and Geographic Information:

The Company operates in one segment: designing, manufacturing and marketing of automated test equipment for the semiconductor industry.

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” county, if known. The Company’s net revenue by geographic regions was (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
North America, primarily United States	$3,737	15.0%	$2,237	24.8%	$9,071	14.7%	$17,426	47.8%
Asia/Pacific
Korea	8,522	34.1	4,043	44.9	27,625	44.8	4,256	11.7
Taiwan	3,536	14.2	571	6.3	9,293	15.1	1,064	2.9
Thailand	825	3.3	362	4.0	1,761	2.9	2,101	5.8
People’s Republic of China	6,473	25.9	487	5.4	11,201	18.2	6,131	16.8
Philippines	184	0.7	267	3.0	372	0.6	835	2.3
Other	291	1.2	1	0.0	335	0.5	487	1.3

Total Asia Pacific	19,831	79.4	5,731	63.6	50,587	82.1	14,874	40.8
Total Europe, Middle East and Africa (EMEA)	1,402	5.6	1,044	11.6	1,942	3.2	4,162	11.4

	$24,970	100.0%	$9,012	100.0%	$61,600	100.0%	$36,462	100.0%

Over 86% of the Company’s long-lived assets are located in the United States.

Note 10—Commitments and Contingencies:

Contingencies

The Company, as permitted under Delaware law and in accordance with its By-laws, has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, there have been no claims to date and the Company has a Director and Officer insurance policy that enables the directors and officers to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

The Company’s sales agreements indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Line of Credit

Since April 29, 2005, the Company has had a $10,000,000 maximum revolving credit facility (based on certain qualifying accounts receivable) with a financial institution. This revolving credit facility, bears interest at the bank’s prime rate plus 0.25% per annum and expires on April 29, 2007. The interest rate at June 30, 2005 was 6.25%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of March 31, 2006 and June 30, 2005, there have been no borrowings under the revolving credit facility and the Company was in compliance with the covenant and other restrictions.

Note 11—Related Party Transactions:

At June 30, 2005, the Company held non-recourse promissory notes from one executive, one non-executive employee and three directors totaling $1,027,500. The notes were issued in connection with the purchase of shares of common stock in October 2000, January 2001, March 2001 and April 2002. On September 21, 2005, these notes were extinguished and a total bonus payment of $117,000, which was approved by the Board of Directors, was paid to the directors and an executive and $48,000 to one non-executive employee to reimburse them for the tax consequences related to the repurchase of their restricted common stock to extinguish their non-recourse promissory notes (see Note 7). The bonus was recognized in the accompanying consolidated statement of operations as sales, general and administrative expense.

The Company sells its products to one of its common stockholders (a former Series A Preferred stockholder) which management believes are on arm’s length terms based on prices charged to other unrelated customers. Total sales to the stockholder were $3,066,000 and $1,845,000 for the three month period ended March 31, 2006 and March 31, 2005, respectively. Total sales to the stockholder were $5,749,000 and $15,708,000 for the nine month period ended March 31, 2006 and March 31, 2005, respectively. The balance due from the stockholder was $2,819,000 and $657,000 at March 31, 2006 and June 30, 2005, respectively. This stockholder’s ownership represents less than 2.0% of the common stock outstanding at March 31, 2006 and it does not have the right to appoint a member to the Company’s Board of Directors and has no active involvement in the day to day management or direction of Company policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, forward-looking statements can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks in greater detailed under the heading “Risk Factors” and elsewhere in this document. Given the uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document and our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update such forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

Documents to Review In Connection With Management’s Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 31, 2006, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this Form 10-Q and the financial statements and related notes included in our Registration Statement on Form S-1 (Registration No. 333-130100), as amended filed on March 21, 2006 with the Securities and Exchange Commission.

Overview

We design, develop, manufacture, sell and service low-cost, high throughput ATE systems for the semiconductor industry. We target rapidly growing, high volume segments within the semiconductor industry such as the flash memory and flash-based system-on-chip markets. Our customers include IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies. Since we introduced our first products in 1998, we have shipped over 1,500 systems to more than 60 semiconductor companies worldwide.

We sell our products primarily through a direct sales force primarily domiciled in the U.S and provide service primarily through employees located in the U.S. and eight international locations. These activities are augmented by a network of independent sales representatives in various global locations. We assemble and ship our products from our facility in San Jose, California. We provide repair activities in our San Jose, California and Makati, Philippines locations.

Historically, a significant portion of our net revenue in each quarter has been derived from sales to a relatively few customers. While we seek to expand and diversify our customer base, we expect our net revenue to continue to be derived from a small number of customers. In addition, we do not have purchase contracts that require our customers to continue to purchase our products. A delay in product orders or customer acceptances or cancellations could cause our quarterly net revenue to vary significantly. Additionally, our backlog is subject to order cancellations, accelerations, changes and delays, and is not necessarily indicative of future customer purchases or revenue streams. We derive a significant percentage of our net revenue from outside of the United States. In particular, we expect the Asia/Pacific region to continue to be a major source of revenue for us as we continue to further penetrate the major flash memory manufacturers located in that region. All of our net revenue to date has been denominated in U.S. dollars.

The semiconductor industry is highly cyclical. Consequently, our business is subject to significant demand variations and our net revenue is difficult to predict. Although our net revenue has risen from $4.4 million in our fiscal year ended June 30, 1999 to $48.4 million in our fiscal year ended June 30, 2005, it has experienced dramatic fluctuations in the interim periods. Additionally, our net income has fluctuated in tandem with net revenue. These circumstances are likely to continue in the future, and therefore, we cannot be certain that we will be able to maintain or exceed our current level of business. In the past, we have implemented various initiatives during downturn periods to reduce our cost structure including reducing salaries, shortening our manufacturing work week, reducing outside contractor costs and performing various assembly functions internally.

Fiscal Period. The Company reports results of operations on the basis of 52 or 53 week periods, ending on the last Saturday in June of each fiscal year. Our fiscal third quarter 2006 ended on March 25, 2006. For presentation purposes, the accompanying unaudited condensed consolidated financial statements refer to the three and nine month fiscal periods ended March 31. The periods for the three and nine months ended March 31, 2006 and 2005 actually ended March 25, 2006 and March 26, 2005, respectively, each included 13 and 39 weeks, respectively.

The following describes certain line items set forth in our statements of operations:

Net Revenue. Net revenue is derived from the sale of products and services and is adjusted for estimated sales returns and allowances, which historically have been insignificant. We derive the majority of our net revenue from product sales. Revenue from our customers is subject to both quarterly and annual fluctuations, as a result of the cyclical nature of the semiconductor industry, and therefore past performance may not be indicative of future results. While we have shipped our systems to over 60 semiconductor companies, we derive the majority of our net revenue from a small number of customers. We expect that sales to a limited number of customers will continue to account for a significant portion of our future net revenue. We generally have limited backlog, and rely on orders that are booked and shipped in the same quarter for a significant portion of our net revenue.

Gross Profit. Gross profit is net revenue less cost of revenue which primarily consists of costs related to material, direct labor, manufacturing overhead, estimated warranty costs and provisions for excess and obsolete inventory. Cost of revenue also includes costs of field service support and spare parts consumed in service activities and stock-based compensation cost, as well as the impact of any benefits from sales of previously written-down inventory.

Research and Development. Research and Development, or R&D, expense includes costs related to engineering personnel, expensed material, outside contractors and other product development related costs. R&D is expensed as incurred. We intend to continue to invest a significant amount in R&D to develop new products. We expect these costs to increase in absolute dollars in the future. Our R&D expense tends to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. In any given time period, our R&D expense may increase in absolute dollars and/or as a percentage of net revenue as we continue to invest in product development, expand our product lines, and as our net revenue fluctuates. R&D expense also includes stock-based compensation cost.

Sales, General and Administrative. Sales, general and administrative, or SG&A, expense includes costs related to sales and marketing personnel, applications engineering personnel, sales commissions paid to internal and outside sales representatives, outside contractor expense and other sales and marketing activities, as well as salaries and related expense for administrative, finance, human resources and executive personnel. We expect that general and administrative cost will increase in absolute dollars to support future operations as well as from additional costs incurred as a result of being a publicly traded company. Sales and marketing expense may also increase in absolute dollars as we continue to develop our global selling and marketing capabilities. In addition, the commission expense included in SG&A expenses can fluctuate with changes in revenue and changes in customer mix comprising revenue in a particular period. SG&A expense also includes stock-based compensation cost.

Interest and Other Income, net. Interest and other income, net primarily represents interest earned on cash, cash equivalents and investments (if any), interest expense and gains and/or losses on assets, liabilities, and transactions denominated in foreign currencies, which historically have not been material.

Income Tax (Provision) Benefit. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A valuation allowance is provided if management cannot conclude that it is more likely than not that our deferred tax assets will be realized.

Accretion of Series B Preferred Stock Redemption Value. Our Series B Preferred had a mandatory redemption provision. We accreted an amount in each quarterly and annual period that was necessary to adjust the recorded balance of our Series B Preferred to an amount equal to its estimated redemption value at its redemption date using the effective interest method. The redemption value was the greater of the par value of the Series B Preferred plus any dividends declared and unpaid or its estimated fair value using the effective interest method. The Series B Preferred automatically converted to common stock on March 21, 2006 and the accretion ceased upon such conversion.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on the company of current events and actions, actual results may differ from these estimates, assumptions and judgments.

We consider critical those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies in the portrayal of our financial condition and results of operations. These critical accounting policies are: revenue recognition, valuation of excess and obsolete inventory, deferred income tax assets and liabilities, accrued warranty obligations, allowance for doubtful accounts receivable and stock-based compensation.

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in “Management Discussion and Analysis” in our Form S-1. As a result of the adoption of FAS No. 123 (R), our critical accounting policy in relation to stock-based compensation changed.

Stock-Based Compensation. Beginning on January 1, 2006, we account for our employee stock purchase and stock incentive plans under the provisions of FAS No. 123 (R). FAS No. 123 (R) requires the recognition of the fair value of stock-based compensation in net income. We were required to adopt FAS No. 123(R) in the first interim period after filing our registration statement on Form S-1 in December 2005. The fair value of our unvested stock units was calculated based on the fair value of our common stock at the date of grant. The fair value of our stock options and employee stock purchase plan awards (of which there have been none to date) was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, the estimated life of each award, the risk-free interest rate, and the expected dividend yield. The expected volatilities are based on a peer group of companies because there is not adequate historical data for our own stock. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns. The expected life of options issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Changes in these assumptions may have a significant impact on the results of operations. The fair value of stock-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of FAS No. 123 (R) and continue to use a graded vesting method for awards granted prior to the adoption of FAS No. 123 (R). Prior to the adoption of FAS No. 123 (R), we accounted for our stock incentive plan under the provisions of APB No. 25 and FASB Interpretation No. 44 and made pro forma footnote disclosures as required by FAS 148 which amends FAS No. 123. Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed financial statements were estimated using the Black-Scholes option-pricing model.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.8	58.1	49.2	52.1

Gross profit	52.2	41.9	50.8	47.9
Operating expenses:
Research and development	9.4	19.4	9.9	13.6
Sales, general and administrative	23.7	57.5	25.5	35.9

Total operating expenses	33.1	76.9	35.4	49.5

Income (loss) from operations	19.1	(35.0)	15.4	(1.6)
Interest and other income, net	0.6	0.4	0.5	0.3

Income (loss) before income taxes	19.7	(34.6)	15.9	(1.3)
Income tax (provision) benefit	(6.9)	13.2	(5.4)	0.8

Net income (loss)	12.8	(21.4)	10.5	(0.5)
Accretion of Series B Preferred stock redemption value	(19.0)	(7.3)	(12.6)	(8.7)

Net loss available to common stockholders	(6.2)%	(28.7)%	(2.1)%	(9.2)%

Comparison of the Three Months and Nine Ended March 31, 2006 and 2005

Executive Summary

In the three and nine months ended March 31, 2006 our net revenues have grown sequentially in each quarter, a trend that began in the fourth fiscal quarter of our fiscal year 2005. In the three and nine months ended March 31, 2005 quarterly net revenues declined sequentially in the second and third quarters of fiscal year 2005. The growth in net revenues in the three month and nine months ended March 31, 2006 over the net revenues for the same periods in March 2005 has provided improved leverage of our manufacturing operations resulting in a modest increase in gross margins as a percentage of net revenues. Our gross margins have also been positively impacted in the three and nine months ended March 31, 2006 compared to our gross margins in the three and nine months ended March 31, 2005 because we did not need to write down excess inventory at the levels we were required to in the prior periods due to the impact of declining net revenues we experienced in the second and third quarter of fiscal year 2005. These benefits to our gross margin were partially offset, however, by lower material margins due to an increase in the mix of revenue of large capacity systems that are generally priced at lower margins.

Our operating expenses in the three and nine months ended March 31, 2006 compared to our operating expenses in absolute dollars in the three and nine months ended March 31, 2005 have increased as we continue to invest in research and development activities to develop future products and enhance current products; grow our global sales and marketing organization to support and grow our customer base; and, increase our administrative capabilities due to the increased compliance requirements of a public company. In addition, the Company adopted FAS No. 123 (R) on January 1, 2006 which increased our stock-based compensation expense approximately $0.2 million in the three and nine months ended March 31, 2006. Operating expenses as a percentage of net revenues decreased from 77% to 33% in the three months ended March 31, 2005 as compared to March 31, 2006 and from 50% to 35% in the nine months ended March 31, 2005 as compared to March 31, 2006, because we have managed the growth in the operating expenses to be less than the increase in our net revenues. There can be no assurances that as our net revenues fluctuate in the future that we will be able to manage these expenses in relation to those future fluctuations in our net revenues.

In connection with the Company’s IPO, our Series A Preferred and Series B Preferred shares were automatically converted into approximately 4,262,750 shares of common stock effective March 21, 2006. We recorded accretion of $4.8 million during the quarter through the date of the automatic conversion of the Series B Preferred. There will be no such accretion charges in the future.

Net Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change
Net Revenue	$24,970	$9,012	177%	$61,600	$36,462	69%

The increase in net revenue was primarily due to increased shipments of our Magnum systems to flash memory manufacturers which grew from 51% and 42% of our net revenue for the three and nine months ended March 31, 2005, respectively to 83% and 80% of our net revenue for the three and nine months ended March 31, 2006, respectively. We believe the Magnum product will continue to provide the majority of our product revenue. The overall increase in net revenue for the three months ended March 31, 2006 reflected a significant increase in the average testing capacity per system sold and a 125% increase in the number of systems sold in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The average price per system sold in the three months ended March 30, 2006 increased approximately 47% due to a higher mix of larger capacity systems sold as compared to the three months ended March 31, 2005. The overall increase in net revenue for the nine months ended March 31, 2006 reflected a significant increase in the average testing capacity per system sold offset by a 16% decrease in the number of systems sold in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The average price per system sold in the nine months ended March 30, 2006 increased approximately 206% due to the significant increase in mix of larger capacity systems sold as compared to the nine months ended March 31, 2005.

The following table provides customers that contributed 10% or more of net revenue in the three and nine month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,
Customer	2006	2005	2006	2005
Samsung	33%	43%	20%	11%
Atmel	12%	20%	*	43%
Intel	*	11%	*	*
SanDisk	36%	*	30%	14%
Hynix	*	*	24%	*

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific test capacity requirements of the customer. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship-to or first in-use destination and during the three and nine months ended March 31, 2006 and March 31, 2005 was as follows:

Net Revenue by Geographic Region	Net revenue for the three months ended March 31,				Net revenue for the nine months ended March 31,
(dollars in thousands)	2006		2005		2006		2005
North America, primarily United States	$3,737	15.0%	$2,237	24.8%	$9,071	14.7%	$17,426	47.8%
Asia/Pacific	19,831	79.4	5,731	63.6	50,587	82.1	14,874	40.8
EMEA (Europe, Middle East, Africa)	1,402	5.6	1,044	11.6	1,942	3.2	4,162	11.4

Total	$24,970	100.0%	$9,012	100.0%	$61,600	100.0%	$36,462	100.0%

Net revenue from the Asia/Pacific region increased significantly in the three and nine months ended March 31, 2006 as compared to same periods ended March 31, 2005 due to increased sales of our Magnum product to flash memory manufacturers in that region, as discussed above. North America revenue decreased largely due to the reduction in Atmel revenue for shipments to its North America locations. Revenue by geographies will vary due to the timing of capacity additions by particular customers and the particular customer locations where the capacity is being added. We believe the Asia/Pacific region will continue to be a major geographic source of our revenue, particularly for flash memory manufacturers.

Cost of Revenue and Gross Profit

(dollars in thousands)	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	% Change	2006	2005	% Change
Gross Profit	$13,033	$3,777	245%	$31,283	$17,451	79%
% of Net Revenue	52.2%	41.9%		50.8%	47.9%

Gross profit increased $9.2 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the increase in net revenue. The gross profit as a percentage of net revenue increased 10.2 points in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Favorable absorption of fixed manufacturing costs as a result of higher net revenue and related volume provided an increase of 7.2 points of gross margin improvement in the three months ended March 31, 2006 compared to March 31, 2005. In addition, in the three months ended March 31, 2006, the provision for inventory write-downs, net of the benefit from sales of previously written-down inventory was 0.3% as compared to 4.3% in the three months ended March 31, 2005. The benefit from sales of previously written-down inventory was $27,000 and $137,000 in the three months ended March 31, 2006 and 2005, respectively

Gross profit increased $13.8 million in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 due primarily to the increase in net revenue. The gross profit as a percentage of net revenue increased 2.8 points in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. Favorable absorption of fixed manufacturing costs as a result of higher net revenue and related volume provided an increase of 3.3 points of gross margin improvement in the nine months ended March 31, 2006 as compared to March 31, 2005. In addition, in the nine months ended March 31, 2006, the provision for inventory write-downs, net of the benefit from sales of previously written-down inventory was less than 0.1% as compared to 3.8% in the nine months ended March 31, 2005. The benefit from sales of previously written-down inventory was $277,000 and $195,000 in the nine months ended March 31, 2006 and 2005, respectively. These benefits were offset by an increase by direct cost of material and labor by 2.7 points as a percentage of net revenue in the nine months ended March 31, 2006 due to the increased mix of large capacity Magnum systems.

Gross profit as a percentage of revenue will vary depending upon the mix of customers and size of systems in a particular period. We believe that as we attempt to win more market share for our testers we will experience pricing pressures that we may not be able to offset by improved absorption or reduced material cost resulting in a lower gross profit percentage.

Research and Development Expense

	Three Months Ended March 31,			Nine Months Ended March 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Research and Development (“R&D”)	$2,358	$1,751	$607	$6,110	$4,945	$1,165
% of Net Revenue	9.4%	19.4%		9.9%	13.6%

The increase in R&D expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 consists of $0.2 million related to compensation expense for five additional engineers; $0.2 million increase in management bonus expense in the fiscal 2006 period due to improving operating results; $0.1 million increase in stock based compensation related to options issued in September 2005, later modified in December 2005, and the implementation of FAS No. 123 (R) in January 2006; and, $0.1 million increase in outside contractor expense to support enhancement of current products and research cost related to development of new products. The decrease as a percent of net revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted because net revenues increased at a greater rate than did R&D expense.

The increase in R&D expense in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 consists of $0.3 million related to compensation expense for five additional engineers; $0.4 million increase in management bonus expense in the fiscal 2006 period due to improving operating results; $0.3 million increase in stock based compensation related to options issued in September 2005, later modified in December 2005, and the impact of the implementation of FAS No. 123 (R) in January 2006; and, $0.1 million increase in outside contractor expense to support enhancement of current products and research cost related to development of new products. The decrease as a percent of net revenue in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 resulted because net revenues increased at a greater rate than did R&D expense.

We believe that we will continue to increase our R&D spending in future periods to support ongoing enhancements and increased research engineering activities for new products, partially offset by reduced engineering support required on the Maverick product. There can be no assurance that net revenues will increase at a rate equal to or greater than will be required for R&D increases.

Selling, General and Administrative Expense

	Three Months Ended March 31,			Nine Months Ended March 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Sales, General and Administrative (“SG&A”)	$5,906	$5,177	$729	$15,675	$13,100	$2,575
% of Net Revenue	23.7%	57.5%		25.5%	35.9%

The increase in SG&A expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted due to higher compensation expense of $0.1 million because of the addition of 10 employees in Asia/Pacific to support growth in sales to that region; an increase in commission expense of $0.2 million related to increase in net revenue; an increase of $0.3 million in management bonus expense in fiscal 2006 period due to improving operating results; an increase of $0.2 million in stock-based compensation due to options awarded in September 2005, later modified in December 2005, and the impact of the implementation of FAS No. 123 (R) in January 2006; an increase $0.2 million in audit and accounting services; and $0.2 increase related to an international sales conference and trade shows. These increases were partially offset by a $0.5 million decrease in IPO related cost. In the March 2006 quarter we incurred $0.4 million of selling stockholders’ expenses paid by the Company in connection with its successful IPO in the three months ended March 31, 2006 as compared to $0.9 million of cost written off in the three months ended March 31, 2005 in connection with the formal withdrawal in January 2005 of the Company’s original initial public offering. The decrease as a percent of net revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted because net revenues increased at a greater rate than did SG&A expense.

The increase in SG&A expense in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 was caused by increased compensation expense of $0.4 million because of the addition of 10 employees in Asia/Pacific to support growth in sales to that region and one additional accountant; an increase in commission expense of $0.8 million related to the increase in net revenue; an increase of $0.6 million for management bonus accrual in fiscal 2006 period due to projected profitability which did not exist in the fiscal 2005 period; an increase of $0.5 million in stock-based compensation expense due to options awarded in September 2005, later modified in December 2005, and the impact of the implementation of FAS No. 123 (R) in January 2006; a $0.2 million increase in shipping expenses related to placement of evaluation systems at customer sites; an increase $0.2 in audit and accounting services; and an increase of $0.2 million related to an international sales conference and trade shows. These increases were partially offset by a $0.5 million decrease in IPO related cost. In the March 2006 quarter we incurred $0.4 million of selling stockholders’ expenses paid by the Company in connection with its successful IPO in the three months ended March 31, 2006 as compared to $0.9 million of cost written off in the three months ended March 31, 2005 in connection with the formal withdrawal in January 2005 of the Company’s original initial public offering. The decrease as a percent of net revenue in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 resulted because net revenues increased at a greater rate than did SG&A expense.

We expect SG&A will increase in future periods as we continue our international expansion, grow our administrative capabilities and incur additional outside costs required of a public company. The mix of the source of revenue and its implication on commission expense may either add to, or offset to some extent those additional expected costs.

Income Tax (Provision ) Benefit

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands)	2006	2005	2006	2005
Income Tax (Provision) Benefit	$(1,717)	$1,186	$(3,318)	$281
Effective Tax Rate	(34.9)%	38.1%	(33.8)%	58.2%

In both the three and nine months ended March 31, 2006, we had income before income taxes requiring an income tax provision. In both the three and nine months ended March 31, 2005, we had a loss before tax and recorded a benefit for income tax because we had determined that it was probable that we would have future taxable income and therefore could realize any related net deferred tax assets. The effective tax benefit for the same period in 2005 was lower than the statutory rate due primarily to tax benefits arising from Extraterritorial income exclusion, and research and development tax credits.

Accretion of Series B Preferred Stock Redemption Value

We recorded Series B Preferred accretion of $4.8 million and $7.8 million in the three and nine months ended March 31, 2006, respectively as compared to $0.7 million and $3.2 million in the three and nine months ended March 31, 2005, respectively. The Series B Preferred was being accreted to its estimated redemption value of $56.0 million at March 31, 2006 compared to its estimated redemption value of $34.4 million at March 31, 2005. In both periods the redemption date it was being accreted to was November 2006. Because the Series B Preferred was automatically converted to common shares in conjunction with our IPO, there will not be any future accretion of the Series B Preferred.

Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Factors that may cause our revenue and operating results to fluctuate include those discussed in the “Risk Factors” section of this Form 10-Q.

Liquidity and Capital Resources

Since our inception, we have financed our operations mainly through operating profit and deposits made by customers at the time they place orders with us. In January 2001, we received gross proceeds of $1.5 million from a Series A Preferred Stock financing. During late fiscal 2001 and early fiscal 2002, our revenue started to decline and we determined that raising additional funds was necessary. In November 2001 and December 2001 we raised a total of $20.0 million in gross proceeds from a Series B Preferred financing. In March 2006 we completed our IPO and raised $58.6 million of net cash proceeds to the Company after underwriters’ discount and issuance costs. The transaction closed on March 27, 2006, the beginning of our fourth quarter of fiscal year 2006 and, therefore, the stock issued and related net cash proceeds from the IPO are not in our condensed consolidated financial statements as of and for the three and nine months ended March 31, 2006.

As of March 30, 2006, we had cash and cash equivalents of $11.2 million and working capital of $36.9 million. As of June 30, 2005 we had cash and cash equivalents of $10.5 million and working capital of $28.2 million. The increase in cash flows is primarily due to the $0.9 million of cash flows from operating activities.

Cash Flows from Operating Activities

Net cash flow provided by operating activities of $0.9 million during the nine months ended March 31, 2006, consisted of (in thousands):

Net income	$6,492
Non-cash charges (credits):
Depreciation and amortization	971
Provision for inventory write-downs	621
Stock-based compensation	1,478
Deferred tax provision	253
Other, net	(10)
Cash invested in working capital	(8,936)

$869

Significant changes in assets and liabilities during the nine months ended March 31, 2006, and included in the $(8.9) million change in other working capital accounts above, included a $15.0 million increase in inventory and a $3.2 million increase in accounts receivable both related to increased sales activities, $0.9 million increase in prepaid and other current assets due to issuance cost related to our IPO which will be offset against proceeds received after quarter end from the IPO and an increase of $0.3 million in income taxes payable due to net income. These uses of cash were partially offset by a $4.2 million increase in accounts payable related to increased inventory purchase activity, a $2.9 million increase in accrued liabilities primarily related to management bonus accrual and issuance cost related to our IPO and a $3.3 million increase in customer deposits and deferred income due to increased sales activities.

Our inventory turns in the nine months ended March 31, 2006 were 2.1 as compared to 1.3 in the nine months ended March 31, 2005. The increase in inventory turns in the nine months ended March 31, 2006 resulted because the growth of revenue in the period exceeded the growth in inventory. Inventory turns in the nine months ended March 31, 2005 were lower because we had purchased significant inventory in the fourth quarter of the year ended June 30, 2004 to support the introduction of the Magnum product and also due to the impact of lower revenues than forecasted. We believe we can take steps to improve inventory turns at the current level of revenues over the next several quarters.

Days sales outstanding in our accounts receivable at March 31, 2006 were 58 days as compared to 89 days at March 31, 2005. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

In general, our ability to generate positive cash flows from operations is dependent on our ability to generate revenue and related cash on a timely basis, while maintaining an efficient cost structure. As a result, sales volume is the most significant uncertainty in our ability to generate cash flows from operations. However, as sales increase, we will use cash for inventory and accounts receivable before it is converted to cash and cash equivalents, thereby putting pressure on our cash balances during periods of high revenue growth. We believe that our business strategies will allow us to generate future sales that, combined with our existing cash and cash equivalents, will be sufficient to fund our business for the next 12 months.

Cash Flows from Investing Activities

Cash used in investing activities in the nine months ended March 31, 2006 was $0.3 million as compared to cash provided by investing activities of $2.9 million in the nine months ended March 31, 2005. In the nine months ended March 31, 2005, approximately $3.0 million of the cash provided from investing activities came from the decision to sell our short-term investments because we believed yields on cash equivalents were about equivalent with lower inherent investment risks.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 million in the nine months ended March 31, 2006 and 2005 consisted of interest payments on notes receivable from stockholders and proceeds from stock option exercises.

We believe that our current cash balances, combined with the $58.6 million in net proceeds from our IPO and the future cash flows from operations will be sufficient to meet our anticipated cash needs for operations for the next 12 months. However, a large acquisition of a complementary business, products, or technologies, or a material joint venture, could require us to obtain additional equity or debt financing, which may not be available on acceptable terms, or at all. No such activities are anticipated at this time. We are unaware of any known material trends or uncertainties that may require us to make cash management decisions that will impair our operating capabilities during the next year.

Commitments

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We have a maximum $10,000,000 revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at March 31, 2006 was 7.50%. The agreement, which is collateralized by our assets, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of March 31, 2006 and June 30, 2005, there have been no borrowings under the revolving credit facility and we were in compliance with the covenant and other restrictions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of March 31, 2006, our cash and cash equivalents consisted primarily of money market funds maintained at two U.S. financial institutions. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of March 31, 2006 or 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified on the Commission’s rules and forms. Our Chairman and Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

There was no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of March 31, 2006, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flow.

ITEM 1a. RISK FACTORS

You should carefully consider the risks related to our business described below before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained in this document.

Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry and general economic slowdowns.

Our business and operating results depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for ICs. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which have often had a severe negative effect on demand for ATE systems, including systems developed and marketed by us. During these periods, we experienced significant reductions and delays in customer orders, which had a material adverse effect on our business and operating results.

Downturns in the semiconductor industry have significant effects on the market for ATE. The impact of downturns on our financial performance is magnified due to the high proportion of fixed costs in our business, including significant R&D, manufacturing and sales costs, which limit our ability to reduce expenses quickly in response to decreases of orders and revenues. If the worldwide economies do not grow, we expect that the growth we have recently experienced may not be sustainable and that our business may be harmed.

Our quarterly revenue and operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.

In the past we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. These fluctuations occur for a variety of reasons, including:

•	demand for and market acceptance of our products as a result of the cyclical nature of the ATE industry or otherwise, often resulting in reduced ATE systems sales during industry downturns and increased sales during periods of industry recovery;

•	fluctuations in demand for flash memory;

•	order cancellations by customers;

•	changes in the timing and terms of product orders by customers;

•	variations in order patterns due to seasonal or annual budget effects;

•	the loss of a significant customer or reduced orders by that customer;

•	delays in acceptance of products by our customers as a result of our failure to meet the customers’ specification;

•	changes in the mix of products that we offer, as well as the relative mix of our product and service offerings, thereby affecting our margins in a particular quarter;

•	delays or problems in the planned introduction of new products;

•	competitive pressures resulting in lower selling prices in our industry;

•	reduced margins as a result of attempts to gain market share by lowering the prices that we charge for our products;

•	adverse changes in the semiconductor and consumer digital products industries, on which we are particularly dependent, which would likely reduce overall demand for ATE, including our products;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	disruptions in our manufacturing or in the supply of components to us causing us to delay shipment of products; and

•	provisions to write-off excess or obsolete inventory.

As a result of these factors, we believe that quarter-to-quarter comparisons of our net revenue and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Also, sales of a relatively limited number of systems may account for a substantial portion of our orders or net revenue in any particular quarter. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, because of the factors listed above and because a significant portion of our expenses are fixed and independent of net revenue in any particular period, it is difficult for us to accurately predict our net revenue and operating results, which may cause our net revenue and operating results in one or more future quarters to be below the expectations of securities analysts or investors. If this occurs, we could experience an immediate and potentially significant decline in the trading price of our stock.

We rely on a small number of customers for a significant portion of our revenues, and the termination of any of these relationships would materially adversely affect our business.

Atmel Corp. accounted for 17% in fiscal 2003, 21% in fiscal 2004, 34% in fiscal 2005 and 9% in the nine months ended March 31, 2006 of our net revenue and SanDisk Corp. accounted for 39% in 2003, 26% in 2004, 16% in fiscal 2005 and 30% in the nine months ended March 31, 2006 of our net revenue. Further, Hynix accounted for 24% and Samsung for 20% of our net revenue in the nine months ended March 31, 2006. Atmel made significant capacity additions of our equipment in the first half of our fiscal year 2005, and at a reduced rate in the second half of fiscal 2005 and the nine months ended March 31, 2006. SanDisk was our largest customer in fiscal years 2003 and 2004, and has continued to purchase our products in fiscal 2005 and the nine months ended March 31, 2006 at levels comparable to their past orders. The growth in our net revenue since fiscal 2003 has resulted in a lower share of our total net revenue being generated from sales to SanDisk. Our customers are generally not obligated by long-term contracts to purchase our systems, and they frequently evaluate competitive products prior to placing new orders with us. Our customers can cancel or delay orders without any penalties, and because of our reliance on a small number of large customers we cannot effectively require them to pay cancellation charges when canceling or rescheduling their orders with us. The semiconductor industry is highly concentrated, and a small number of companies account for a substantial portion of the purchases of ATE systems generally, including our ATE systems. Consequently, our business and operating results would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we were not able to replace that lost revenue with additional orders from new or existing customers.

If demand for flash memory does not continue to rise, our business may be harmed.

The sales of our ATE systems depend significantly on the demand for products incorporating flash memory ICs, such as portable music players, cellular phones, digital cameras, notebooks and USB flash drives. If these markets begin to experience slower growth rates, demand for our products will decline, and we will be increasingly dependent on the development of new markets. There can be no assurance that new markets will develop and grow fast enough, or that our ATE will be competitive in the new markets that develop. In addition, the semiconductor industry may develop alternative technologies that may make the use of flash memory less prevalent. A reduction in the demand for flash memory would likely result in a reduction in the demand for our products and could harm our business.

Delays in our ability to obtain customer acceptance for our products would delay the recognition of revenue by us.

Customer purchase orders for our ATE products may require; (1) customer acceptance and/or (2) us to meet customer-specific criteria before the system is accepted by the customer. When a customer purchase order includes obtaining customer acceptance and/or meeting customer-specific criteria, revenue is deferred and recognized only when customer acceptance has been received and/or we have a history of satisfactory customer acceptance and we test the product to customer-specific criteria before delivery. While purchase orders for any of our products may contain such criteria, the likelihood that they will be included is higher when a product is new to the marketplace, or when an existing product is sold for the first time to a new customer. If we are not able to meet customer acceptance criteria in a timely manner, the recognition of revenue from these sales would be delayed.

If our Magnum system does not continue to achieve market acceptance, our revenue growth and profitability will be limited.

Our future financial performance is highly dependent on our ability to sell our Magnum system to new customers as well as our ability to increase sales to existing customers. Customer expense in transitioning to a new ATE system can be significant. Certain prospective customers may be unwilling, or unable, to bear the increased costs of transitioning to a new ATE system. This may make it difficult for us to market and sell Magnum. Furthermore, the competition we face frequently changes as new competitive product offerings are brought to market. We may not be able to transition new customers to our Magnum system or to compete successfully against the future offerings of our competitors.

In addition, if Magnum has actual or perceived reliability, quality, functionality or other problems, we may suffer reduced orders, higher manufacturing costs, inability to recognize revenue, delays in collecting accounts receivable and higher service, support and warranty expenses or inventory write-offs, among other effects. We believe that the acceptance, volume production, timely delivery and customer satisfaction of Magnum is of significant importance to our future financial results. As a result, any inability to correct any technical, reliability, parts shortages or other difficulties or to manufacture and ship Magnum or any future product on a timely basis meeting customer requirements could damage our relationships with current and prospective customers and would materially adversely affect our business, financial condition and results of operations.

If we do not develop and maintain new customer relationships, our ability to generate revenue growth will be adversely affected.

Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Obtaining orders from new customers is difficult because some semiconductor manufacturers select one vendor’s systems for testing an entire generation of ICs and make substantial investments to develop related test program software and interfaces. Once these semiconductor manufacturers have selected an ATE system vendor, they are likely to continue to purchase test systems from that vendor. Further, some of our target customers may prefer larger, more established vendors. If we are unable to obtain new customers that adopt and implement our products and technology, our business will be harmed.

We face additional difficulties in our efforts to develop new customer relationships abroad. Nationalistic buying practices could favor local competitors or non-local competitors with larger presence in local economies than we have. As a result, we may be forced to partner with local companies in order to compete for business and such arrangements, if available, may negatively impact our financial performance.

We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales and results of operation.

We face substantial competition throughout the world. Our direct competitors include Advantest Corporation, Agilent Technologies Inc., Yokogawa Electric Corporation, Credence Systems Corporation, Eagle Test Systems, Inc., LTX Corporation, and Teradyne, Inc. Most of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. Our relatively small size gives us less leverage with component and service vendors than our larger competitors have. Also, some of our larger competitors, having greater resources, may be more willing or able than we are to put capital at risk to win business, for example, by loaning or providing equipment at no charge to customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future products and services. Furthermore, some of our competitors have a greater presence abroad than us, which makes it more difficult for us to compete for foreign customers.

In order to gain market share, we may be required to reduce the price of our products, and we may not be able to offset the effect of lower prices through improved absorption of indirect manufacturing costs or reduced direct product costs. This would result in a lower gross profit as a percent of net revenue.

Our competitors may also elect to reduce the price of their products leading to a reduction in average selling prices throughout our industry. Alternatively, our competitors could introduce competing low-cost ATE systems and sell them at a loss. The overall demand for production test equipment is not likely to substantially increase as prices are reduced. Accordingly, price reductions by our competitors may force us to lower our prices, as demand for ATE stays the same. This may limit our opportunities for growth and negatively impact our financial performance.

Some of our competitors provide a bundled solution to the customer, which includes an ATE system and other components of the test platform. In addition, some components of the test platform provided by our competitors may be incompatible with our ATE system or unavailable for sale with our products. We may not be able to compete effectively with these competitors.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our net revenue and operating results.

Variations in the length of our sales cycles could cause our net revenue, and therefore our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. These variations often are based upon factors partially or completely outside our control. The factors that affect the length of time it takes for us to complete a sale depend upon many elements including:

•	customer-specific acceptance criteria that customers may place upon our products;

•	the complexity of the customer’s fabrication processes;

•	the willingness of customers to adopt new product platforms or products;

•	the internal technical capabilities and sophistication of the customer; and

•	the capital expenditures of our customers.

As a result of these and a number of other factors influencing our sales cycles with particular customers, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely. Our product sales cycles typically can range from six to 12 months. Sometimes our sales cycles can be much longer, particularly when the sales cycle involves developing new applications for our systems, new technology or the introduction of new products. During these cycles, we commit substantial resources to our sales efforts before receiving any revenue, and we may never receive any revenue from a customer despite these efforts.

Our dependence on subcontractors and single and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on subcontractors to manufacture certain subassemblies for our products, and we rely on single source suppliers, some of whom are relatively small in size, for many of the components we use in our products. Many of our products contain some components from sole source suppliers, and some of the parts we use are not readily available from alternate suppliers due to their unique design. For example, we rely on one small supplier with limited operating history for an electronic component used in our Magnum product. If this supplier cannot provide this component on a timely basis, at the same price or at all, our ability to manufacture the Magnum system will suffer.

Should any of our single and sole source suppliers cease manufacture of any of the components that we use in our design and manufacturing, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture these components internally or redesign our products to eliminate the unavailable component. Since the manufacturing of certain components and subassemblies is an extremely complex process, the process of qualifying new subcontractors and new suppliers, or initiating manufacturing internally for these complex components, is a lengthy process and could also materially adversely affect our business, financial condition and results of operations.

In addition to discontinuing parts, suppliers may also extend lead time or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type may result in an excess of parts as demand for our products decreases. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Additionally, we do not have written supply agreements with our subcontractors and suppliers and generally they are under no obligation to provide us with material for as long as our requirements may exist. As a result, the loss or failure to perform by any of these providers could adversely affect our business and operating results.

Continued advances in IC technology may render our products and services uncompetitive.

The IC industry into which we sell our products is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. The success of our product and service offerings will depend on several factors, including our ability to:

•	properly identify customer needs and anticipate technological advances and industry trends;

•	innovate, develop and commercialize new technologies and applications in a timely manner;

•	adjust to changing market conditions; and

•	differentiate our offerings from those of our competitors.

Our products are used by our customers to develop, test and manufacture their new, as well as current, products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. Development of new products generally requires a substantial investment before we can determine the commercial viability of these innovations. In addition, new methods of testing ICs such as built in self-test, design for test, or structural test initiatives could reduce the count of ATE required or create the need for a different ATE system or system architecture than we have developed and render our products uncompetitive or obsolete. Any of these factors could materially adversely affect our business, financial condition and results of operations.

If we fail to adequately predict our customers’ needs and technological advances, we may invest heavily in R&D of products and services that do not lead to significant revenue, or we may fail to invest in technology necessary to meet changing customer demands. Without the timely introduction of new products, services and enhancements that reflect these changes, our products and services would likely become technologically obsolete, and our net revenue and operating results would suffer.

Third parties may claim we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling our products or services.

Third parties may claim that we are infringing their intellectual property rights. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, there is no assurance we will be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products and services.

Third parties may infringe our intellectual property and we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business and operating results.

We currently have two United States patent issued, six patent applications filed in the United States, one foreign patent issued, and ten foreign patent applications pending. Our pending patent applications may not be allowed or competitors may challenge the validity or scope of these patent applications. In addition, our patents may not provide us with a significant competitive advantage.

We may be required to spend significant resources to monitor and protect our intellectual property rights. Monitoring the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Regardless of the merits of any claim, litigation is expensive and time-consuming and could divert our management’s attention from our business operations. We may not be successful in any litigation or in our actions to enforce our intellectual property rights, may not be able to detect any infringement and, as a result, may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share in those countries. Accordingly, we may not able to protect against unauthorized use of our technology by third parties, which could materially harm our business.

If we fail to manage our growth, our business will suffer.

The addition of Magnum to our product offering has required significant expansion to address growth and diversification in our customer base and market opportunities, particularly with large internationally based customers. In order to serve this expanded customer base, we have added to our organizations in Asia and will need to make further additions to these organizations in the future. This expansion may place a strain on our operational and financial resources. Furthermore, some of our officers or senior management personnel have no prior senior management experience at public companies. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal reporting controls and procedures required by the Sarbanes-Oxley Act of 2002. These complexities could disrupt our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, our business, financial condition and results of operations would be affected adversely.

Failure to plan the production of products accurately or failure to estimate our customers’ demand could adversely affect our inventory levels and our income.

Given the cyclical nature of the markets in which we participate, we cannot reliably predict future revenue or profitability. Delivery expectations of our customers are significantly shorter than the time required to purchase components and assemble products. Accordingly, we must order components and build some inventory before we actually receive a purchase order. Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the semiconductor market in which we operate. The sales of our products are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. During a market upturn, our results could be materially and adversely impacted if we do not correctly anticipate demand from our customers, or if we cannot increase our purchases of components parts and services quickly enough to meet increasing demand for our products.

In addition, purchase orders we receive from our customers may be cancelled or postponed, generally without penalty to the customer. If we do not obtain orders as we anticipate, we could have excess inventory that we would not be able to sell, likely resulting in inventory write-downs, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we do not successfully manage the introduction of our new products, our backlog and our inventory of existing products may be affected as our customers switch to our new products. If demand for our new products is higher than we anticipated, we might have insufficient quantities for sale of the product that customers want to buy. If demand is less than we expect, we may experience excess inventories of our new products. In addition, if some of our customers cancel their current orders for our old products in anticipation of our new products, we may have additional excess and obsolete inventories and be forced to incur additional charges.

Backlog is not necessarily indicative of our results in any future period.

At March 31, 2006, our backlog of unfilled orders for all products and services was $21.5 million, compared with $13.2 million at March 31, 2005. While backlog is calculated on the basis of purchase orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity. Furthermore, our backlog may be affected by our limited visibility in the semiconductor capital equipment industry and potential delays of delivery dates by our customers. These potential delays or cancellations by our customers may have a materially negative effect on our results of operations.

Products that do not meet customer specifications or contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

The complexity and on-going development of our products could lead to design or manufacturing problems. Our ATE systems may fail to meet our customers’ technical requirements, or may contain defects, which cause damage to our customers’ production lines or facilities. Any of these problems may harm our customers’ businesses. If any of our products fail to meet specifications or have reliability or quality problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in net revenue, an increase in product returns and the loss of existing customers or failure to attract new customers. In addition, if any of our products fail to accurately test our customers’ products, it may result in our customers shipping faulty ICs. Besides damaging our reputation, our customers may sue us for any consequential damages they incur as a result of such problems in our ATE systems. These problems may adversely affect customer relationships, as well as our business, financial condition and results of operations.

Economic, political and other risks associated with international sales and operations, particularly in Asia, could adversely affect our sales.

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside of North America, including export sales from our United States manufacturing facilities to foreign locations, as a percentage of our total net revenue, was 63% in fiscal year 2003, 62% in fiscal year 2004, 59% in fiscal year 2005 and 85% in the nine months ended March 31, 2006. These international sales will continue to be subject to certain risks, including:

•	changes in regulatory requirements;

•	tariffs, trade protection measures, import or export licensing requirements and other barriers;

•	political and economic instability;

•	the adverse effect of fears surrounding outbreaks of Avian flu, recurrence of severe acute respiratory syndrome, or SARS, or other diseases, on our business and sales and that of our customers and suppliers, especially in Asia;

•	natural disasters affecting the regions in which we sell products;

•	foreign currency exchange rate fluctuations and their impact on the delivered costs of our U.S. dollar denominated products to foreign customers;

•	effective management of our foreign subsidiaries and operations;

•	potential adverse tax expenses;

•	collection of our accounts receivable; and

•	protection of our intellectual property rights.

In particular, many international economies have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. Several countries in which we sell products in Asia have been affected by the occurrence of Avian flu, SARS and other diseases. These instabilities continue and may occur again in the future. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region. An outbreak of Avian flu, SARS or other diseases could result in delay in customer acceptance of our products or prevent us from installing or servicing our products sold in the affected region.

We are also subject to the risks associated with the imposition of domestic and foreign legislation, regulations and currency restrictions relating to the import or export of semiconductor manufacturing equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in, or enactment of new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, international turmoil, exacerbated by the situations in Iraq, Iran and North Korea, tensions in Israel and civil war in the Philippines have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks, both domestically and internationally, have negatively impacted worldwide economies. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

The semiconductor labor market is very competitive and our business will suffer if we are not able to hire and retain key personnel.

Our business is dependent on technology expertise which only a very limited number of engineers possess. The loss of any of our key employees, including Robin Adler, our Chief Executive Officer, Tim Moriarty, our Vice President of Sales and Marketing, or Craig Foster, our Vice President of Engineering, or a broader loss of any of our employees who are highly-skilled in our specialized sector of IC test technology, would materially adversely affect our business, financial condition and results of operations. Because of our small size, it is more difficult for us to hire and retain qualified personnel. In addition, competition for qualified personnel in the technology and public company financial reporting areas is intense and we operate in several geographic locations where labor markets are particularly competitive, including the San Francisco Bay Area region where our headquarters and central R&D laboratories are located.

If our facilities were to experience catastrophic loss, including natural disasters, our operations would be seriously harmed.

Our operations and those of our customers, suppliers and subcontractors are vulnerable to interruptions by fire, flood, earthquake, power loss, terrorist attack, outbreak of infectious diseases, war and other events beyond our control. Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. In particular, we have significant facilities in areas with above average seismic activity, such as our production facilities and headquarters in California. We have one facility in San Jose, California, where we perform important components of our manufacturing process, and all final assembly and test prior to customer shipment. We have no back up location for this facility. If this facility were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. We do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result, our business and future operating results could be adversely affected.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies and the anticipated benefits of those acquisitions may never be realized.

We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from on-going business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel;

•	dilution to our stockholders in the event we issue stock as consideration to finance an acquisition; and

•	increased leverage if we incur debt to finance an acquisition.

To date, we have limited experience effecting or managing the integration of acquisitions and investments. As a result, we may not be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future and our failure to do so could harm our business.

Failure to raise additional capital on favorable terms, or at all, may prohibit us from expanding our operations and investing in new products.

We anticipate that our existing capital resources will enable us to meet our current operating cash needs for the next 12 months. However, our future capital requirements will depend on many factors, including working capital needs, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the cost to ensure access to adequate manufacturing capacity and the market acceptance of our products. To the extent that existing cash and cash equivalents, together with any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings.

Future equity financings could be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We may not be able to obtain financing with favorable interest rates. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our initial public offering on March 21, 2006, we sold 4,600,000 shares of our common stock at the initial public offering price per share of $14.00. The net offering proceeds to us after deducting underwriters’ commissions of $4.5 million and other issuance costs of $1.3 million were $58.6 million. We received the proceeds on March 27, 2006 and have not used any proceeds. The balance of the net offering proceeds has been invested in cash equivalent instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2006, the holders of approximately 59% of the Company’s capital stock approved the adoption of the Certificate of Correction to the Company’s Amended and Restated Articles of Incorporation to correct an unintended drafting error in Article 4(2)(a) which inadvertently caused the Company’s Series A Preferred Stock to be subject to the same liquidation events as the Company’s Series B Preferred Stock.

In March 2006, the holders of approximately 63% of the Company’s capital stock approved the reincorporation of the Company in Delaware, 2-for-1 reverse split of the Company’s common stock, the adoption of the Amended and Restated Certificate of Incorporation of the Company, the 2006 Equity Incentive Plan and the amendment of the Company’s 1998 Equity Incentive Plan, and the 2006 Employee Stock Purchase Plan.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302.

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302.

Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.     Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEST SYSTEMS CORPORATION
(Registrant)
Date: May 9, 2006
	By:	/s/ Robin Adler
Robin Adler
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James P. Moniz
James P. Moniz
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.