Form 10-K
period 2006-06-24
NEXTEST SYSTEMS CORP
filed 2006-09-12
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12B-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12B-2 of the Exchange Act.

Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdq Global Market, December 24, 2005: Not applicable because trading of the Registrant’s common stock on the Nasdq Global Market did not commence until March 22, 2006.

As of September 5, 2006, there were 17,513,178 shares of the Registrant’s Common Stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on October 24, 2006.

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Consolidated Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	38

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held on October 24, 2006, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	39
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Principal Accountant Fees and Services	39

PART IV

Item 15.	Exhibits and Financial Statement Schedules	40

	Financial Statements and Supplementary Data
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets at June 24, 2006 and June 25, 2005	42
	Consolidated Statements of Operations for the years ended June 24, 2006, June 25, 2005 and June 26, 2004	43
	Consolidated Statements of Stockholders’ Equity for the years ended June 24, 2006, June 25, 2005 and June 26, 2004	44
	Consolidated Statements of Cash Flows for the years ended June 24, 2006, June 25, 2005 and June 26, 2004	46
	Notes to the Consolidated Financial Statements	47

Signatures		66
Exhibits

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the forgoing statements. Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations; the percentage of process control of our customers’ spending; orders for our products and capital equipment generally; sales of semiconductors; allocation of capital spending by our customers; growth of revenue in the semiconductor industry; the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and market acceptance of new products; timing of shipment backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Item 1A, and Item 1, “Business” in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, and we do not intend to update the forward-looking statements in this report that occur after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

Introduction

We design, develop, manufacture, sell and service low-cost, high throughput automated test equipment, or ATE, systems for the semiconductor industry. We address rapidly growing, high volume segments within the semiconductor industry such as the flash memory and flash-based system-on-chip markets. Our ATE systems are also used to test other high growth, high volume integrated circuits, or ICs, such as microcontrollers, smart cards, and field programmable logic devices, or FPGAs. In addition to their use in high volume manufacturing, our highly flexible ATE systems are used by engineers to validate and characterize the performance of ICs during the design process.

All of our ATE systems are based on our proprietary architecture that enables high throughput and low capital cost, resulting in decreased manufacturing cost and faster time-to-market for our customers. Our architecture is highly modular, parallel, scaleable and versatile and utilizes industry standard components. Our systems are used by our customers to test semiconductors that are used in a wide range of rapidly growing consumer digital products, including flash-based portable music players, cellular phones, digital cameras, notebooks and USB flash drives. Our customers include:

•	Integrated Device Manufacturers, or IDMs. IDMs are vertically integrated semiconductor companies such as Samsung Electronics Co., Ltd. and Intel Corp. that design and market ICs, fabricate wafers and assemble and package individual ICs;

•	Fabless Semiconductor Companies. Fabless semiconductor companies such as SanDisk Corp. and Lattice Semiconductor Corp. design and market ICs, but do not have manufacturing facilities, relying on foundries and PATs for production of their products;

•	Packaging Assembly and Test Providers, or PATs. PATs, also called Semiconductor Assembly and Test providers, such as Amkor Technology, Inc. provide packaging, assembly, and test services to IDMs and fabless semiconductor companies; and

•	Wafer Fabrication Foundries. Wafer fabrication foundries such as Semiconductor Manufacturing International Corp. manufacture wafers for fabless semiconductor companies and provide added wafer capacity for IDMs, but do not design or market ICs.

We are headquartered in San Jose, California, and have built a global presence, supporting customers from sites in the U.S., Europe and Asia. Since we shipped our first product in 1998, we have grown our business, expanded our products and services and broadened our customer base through internal growth.

Company Information

We were incorporated in the State of California on November 7, 1997, and reincorporated in the State of Delaware on March 20, 2006. Our principal executive offices are located at 1901 Monterey Road, San Jose, California 95112, and our telephone number is (408) 817-7200. We maintain a website at www.nextest.com that contains additional information about Nextest Systems Corporation. Our Form 10-K, Form 10-Q, Forms 8-K and other filings with the Securities and Exchange Commission are on our corporate website www.nextest.com as soon as reasonably possible after we file them with or furnish them to the SEC. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website. Our filings are also available online at the Securities and Exchange Commission (SEC) website on the Internet. The address of that site is www.sec.gov.

We have registered “Nextest” as our trademark with the U.S. Patent and Trademark Office, and we have applied to register “Maverick” as our trademark. All other trademarks, service marks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

Industry Background

Semiconductors are the engines of the electronic world. Every electronic product contains one or more semiconductors. The market for semiconductor ICs has expanded rapidly over recent decades as semiconductor manufacturers have produced devices with increased functionality and smaller sizes at lower costs. Growth in the IC industry has been driven both by the development of new electronic products, such as portable music and video players, cellular phones, digital cameras and PDAs, as well as an increase in IC content in applications such as automobiles, telecommunications and home appliances.

Memory has become an increasingly important part of the IC market. Memory is available in many different types, including dynamic random access memory, or DRAM, and flash memory, to serve a variety of different purposes. The principal advantages of flash memory over other types of memory are that it maintains its data without any external power source and that it can be easily erased and reprogrammed. Flash memory is used for fast and easy information storage in numerous end markets but has been used most effectively in consumer digital products, including portable music players, cellular phones, digital cameras, and USB flash drives.

Growth in the flash memory market is driven by the increasing proliferation of flash-intensive consumer digital products and the increasing amounts of flash memory capacity incorporated in them. Examples include:

•	portable flash-based music players;

•	mobile phones, where increasing usage of flash memory is driven both by growth of the mobile phone market and by inclusion of new features such as digital cameras, video and advanced graphics;

•	digital cameras, where flash memory is used in place of traditional film to store images. Increasing usage of flash memory is driven by growth in the digital camera market and by increases in the size of flash memories used in these cameras; and

•	USB flash drives, where flash memory usage is driven by growth in the USB flash drive market and by increases in the amount of flash memory per device.

The rapid growth of flash-intensive consumer digital products has been enabled by rapid advances in flash memory technology that have resulted in large increases in memory size coupled with dramatic reductions in cost per bit.

In addition to being used as a stand alone IC, flash memory is increasingly being integrated into other types of ICs to incorporate flexible, low power memory functionality. ICs with integrated flash memory include SOCs, microcontrollers and smart cards. As the demand for smaller electronic products with increased performance and functionality continues to grow, manufacturers are increasingly seeking to integrate many components onto a single IC to reduce the overall system footprint as well as the cost and power requirements.

Markets and Applications

The process of designing and manufacturing ICs is complex and capital-intensive, involving multiple steps. Test is required throughout this process from R&D through manufacturing to quality assurance. At each step, test is often performed more than once. Testing is a critical component of the cost of manufacturing ICs.

The largest users of ATE are IDMs, who design, fabricate, package and test ICs. However, as the cost and skills required for designing and manufacturing semiconductors have increased, the semiconductor industry has become increasingly disaggregated, with many companies concentrating on one or more individual stages of the semiconductor development and production process. This disaggregation has fueled the growth of PATs, foundries and fabless semiconductor companies, thus creating additional customers for ATE.

Traditionally, IDMs purchased ATE systems that were designed to achieve the highest levels of test performance. As a result, ATE systems have become increasingly capital intensive. More recently, however, IDMs have begun to focus on test solutions that provide the appropriate levels of test performance to achieve a corresponding reduction in cost. By contrast, PATs have always sought to purchase cost effective ATE systems that provide the most appropriate and relevant test functionality at the lowest possible cost.

As the semiconductor industry continues to disaggregate, outsourcing of back-end functions to PATs, also called Semiconductor Assembly and Test providers, is becoming increasingly prominent. IDMs, foundries and fabless semiconductor companies increasingly use PATs because of their packaging and test expertise and lower costs provided by economies of scale. Driven by this increased outsourcing, the Semiconductor Assembly and Test industry will exhibit strong growth. More recently, with increasing focus on test cost and with the growing technical contributions of outsourced providers, PATs have begun to influence ATE selection, steering their customers to specific platforms where significant cost savings can be realized.

The Nextest Solution

We design, develop, manufacture, sell and service low-cost, high throughput automated test equipment, or ATE, systems for the semiconductor industry. We believe our ATE systems provide an optimal combination of cost and performance to a wide segment of the IC marketplace, but particularly for the testing of flash memory and other ICs used in consumer digital products. The key aspects of our solution are:

Optimized flash memory testing capabilities.    Our ATE architecture and its implementation provide for optimal flash memory testing. The architecture optimizes parallel test performance by providing multiple independent test resources, including central processing units, or CPUs, pattern generators and timing and voltage sources, to devices under test. By comparison, the architecture of some competing ATE solutions frequently results in those test resources being shared across a larger number of devices. While our architecture increases test throughput for all types of ICs, it is especially effective in parallel testing of flash memory devices.

The benefit of our architecture is that each device is tested independently, which can result in a significant reduction of test time. Specifically, when testing multiple flash memory devices, our architecture does not require that the ATE wait for the testing on the slowest flash memory byte to be completed before moving on to test the next set of parallel bytes. This process can increase test throughput significantly and thereby reduces test costs. As the flash market continues to expand and flash technology continues to be integrated into microcontrollers and other SOCs, we believe the benefits of our high throughput architecture will become increasingly valuable to a wider range of semiconductor manufacturers.

Reduced IC test costs.    Our ATE systems are designed to provide optimal test performance at low-cost. Rather than focusing on the highly competitive market for the highest performance ATE, our test systems provide the required performance capabilities at a significantly reduced cost of test. A significant number of ICs, particularly those used in consumer digital products, do not need the highest performance test capabilities. Rather, the test requirements for this end market are increasingly moving toward low-cost, high throughput, flexible systems capable of testing ICs that often contain integrated memory, logic and analog elements. By providing ATE systems with appropriate performance levels, as opposed to maximized performance levels, we ensure that our customers are not required to pay for excess performance. This results in significantly lower acquisition costs for our ATE systems. Our ability to provide low-cost is also determined by our architecture which is optimized for parallel test and high throughput. Additionally, our ATE systems are highly flexible, scalable and easy to maintain and program, thus, contributing to lower total cost of ownership.

Highly flexible systems.    Our ATE systems are equally capable as memory or logic testers. One key to this dual functionality is the test pattern generator at the core of our ATE system, which integrates complete memory and logic test functions, which we believe is unique in the industry. By comparison, many competing systems focus on either logic or memory testing and provide reduced testing capability for the other function. Additionally, our Maverick II system with the Lightning option provides enhanced analog and mixed-signal testing capabilities. The flexibility associated with utilizing a single ATE system to test logic, memory, or analog devices provides for reduced acquisition, training and maintenance costs and increased tester utilization. This capability is important to IDMs given the increasing complexity of ICs, but is critical to PATs as it optimizes their ATE utilization given the wide range of ICs that they test. The capability to test logic, memory and analog functions within one IC is also becoming increasingly important as SOCs become more prevalent.

Scalability.    We provide cost effective, optimally sized solutions. Our ATE architecture efficiently scales from personal systems with as few as 16 pins to production systems with as many as 7,680 pins. Our scalable architecture enables us to provide multiple system sizes configured with the number of pins that our customers require. We, therefore, are able to provide a lower cost solution compared with less-scalable architectures which may require the purchase of a larger system than needed. We believe we were the first to offer a low-cost personal tester, scaled to small footprint and low pin count. Our personal testers are widely used as general purpose engineering tools and for efficient parallel test of high volume low pincount devices in manufacturing.

Reduced time to market.    The architecture of our Magnum system enables us to provide low-cost test systems tailored for both engineering and production applications in a single product family. These low-cost systems allow our customers to afford the number of R&D systems they need, enhancing the efficiencies of the design process. Also, with a single product family spanning engineering and production activities, the same test programs can be used in engineering and production. This saves the time required to write additional test programs. Additionally, compatible software across the range of platforms strengthens the link between engineering and manufacturing, reducing an IC’s time to market.

Products and Services

Products

We provide a broad suite of ATE systems that test flash memory and ICs that integrate flash memory, including SOCs, microcontrollers and smart cards. We also test other types of memory and logic ICs, as well as SOCs containing a combination of logic, memory and analog functions. Our ATE systems are used by IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies for validation and characterization during the IC R&D process and for probe test, final test, quality assurance, yield improvement and reliability and failure analysis during the IC manufacturing process. Our ATE systems, which we believe enable our customers to bring their ICs to market faster and at lower costs, are offered on three platforms: Magnum, Maverick and Maverick II. Each of our platforms is built using a proprietary, modular architecture providing scalability with a range of test performance and functionality. A range of ATE systems, with differing pin-counts, is offered on each platform to provide customers with an application-focused solution ranging from a personal tester, or PT, with as little as 16 pins on Maverick and Maverick II, up to 7,680 pins for high volume manufacturing on our Magnum platform.

Magnum.    Magnum, our latest product, was first shipped to our customers in June of 2004. To date, we have shipped over 100 Magnum systems. With configurations as large as 7,680 pins, Magnum greatly expands the production capacity of our ATE offerings. For example, Magnum configurations with 2,560 and 2,048 pins have been installed by major manufacturers of flash memory to simultaneously test 320 and 256 NAND flash devices, respectively. NAND is the specific type of flash memory used in portable flash-based music players such as iPod® nano and shuffle, in digital cameras, and in flash drives, and is the fastest growing segment of the flash memory business. The 7,680 pin configuration of the Magnum can test 960 NAND flash devices in parallel when IC handling equipment capacity advances to Magnum’s capability. The 7,680 pin configuration can also simultaneously test 240 NOR flash devices. NOR flash is used in cell phones and personal computers. With its low acquisition cost, high parallelism, small space requirement, and the high throughput afforded by its advanced architectural features, we believe Magnum provides the lowest cost of test for flash memory manufacturers.

Magnum tests a wide range of other devices, including other types of memory, FPGAs, logic devices, microcontrollers, smart cards and other SOCs. Low-cost manipulator options, included in the Magnum family, enable its application both in final test and at probe test. Our proprietary probe card docking system reliably solves the problems of working with massively parallel probe cards, required for wide parallel test at probe test. Magnum configurations are available as small as 128 pins for engineering applications and for production applications that do not require the massive parallelism of the larger systems.

Magnum systems utilize a customized graphical user interface and interactive tools for test program development or IC debug, data gathering or creation of custom factory floor interfaces. Test programs can be used without modification from the smallest engineering Magnum to the largest production system, and are upwardly compatible with Maverick programs.

Maverick.    Maverick, our first product, was introduced in 1998. We have sold over 1,000 Maverick test systems to date. Maverick provides test frequencies of up to 66 MHz, and is directed at applications requiring the lowest cost. These systems test a wide range of devices, including flash and other types of memory, logic devices, microcontrollers, smart cards and other SOCs. The Maverick is used throughout the IC design and manufacturing process, including R&D, manufacturing and quality assurance. It is available in four packages—PT, ST, SST and GT—which range in size from 16 to 512 pins.

Maverick II.    Since its introduction in 2001, we have sold over 300 Maverick II test systems. Maverick II doubled Maverick’s test frequency to 133 MHz and provides enhanced performance and accuracy, while retaining all of the advantages of the Maverick architecture. Its expanded performance and feature set make Maverick II a compelling choice for more demanding R&D and manufacturing applications. Maverick II tests a wide range of devices, including flash and other types of memory, logic devices, microcontrollers, smart cards and other SOCs. It is available in four packages—PT, ST, SST and GT—which range in size from 16 to 512 pins.

Our Lightning option can be added as an upgrade to the Maverick II. The Lightning option adds mixed signal test functionality to the Maverick II architecture resulting in the capability to test a combination of logic, memory and analog functions required by SOCs. Lightning’s mixed signal capability is focused on testing the amplifiers, filters and, especially, data converters that are often combined with digital logic and memory to form complex SOCs.

Interface Solutions.    To enable our customers to more easily integrate our ATE systems with other machinery on their test floor, we formed an interface solutions group, based in our facility in Arizona. The interface solutions group develops general purpose and customer-specific interface products that are sold to customers for use with our ATE. The group also supports customers’ efforts to design their own interfaces between our ATE systems and various other testing machinery, and assists in the qualification, licensing and training of third party interface suppliers.

Services

We consider service to be an important part of our business. Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide high levels of support and service throughout the life cycle of our products. We provide a standard one-year warranty which can be extended by our customers for a fee. We utilize direct service employees and representatives which provide service to our customers from global sites.

Sales, Marketing and Customers

We seek to develop and maintain strong relationships with leading IDMs, PATs, foundries and fabless semiconductor companies. Within those organizations, we sell and market to engineering and manufacturing personnel regarding our technology and product capabilities and to senior management regarding the economic benefits of our products. We believe that our experienced sales people have the knowledge to address the technical benefits as well as the economic advantages of our ATE systems.

Many of our sales and marketing employees are applications engineers, who work as part of the sales team to assist customers in the application of our ATE systems. They provide in-depth technical communication with customer engineering personnel, write complex test programs and perform demonstrations to show how our ATE systems solve specific test problems. In addition, they assist the customer with the creation of test programs and interfaces. We believe that the quality of our applications sales force is a distinguishing factor with our customers.

We provide direct sales and customer support to the major semiconductor manufacturing markets through sales personnel in the U.S., the Philippines, Korea, Japan, the Peoples Republic of China, Thailand, the United Kingdom, France and Italy. In addition to our U.S.-based sales and support force, we have 55 people working in our overseas locations as of June 24, 2006. Our subsidiaries in Italy, France, the United Kingdom, Korea, Japan, the Philippines and Thailand provide sales and support to our customers in Europe and Asia. We offer regularly scheduled training classes for our customers at our San Jose, California, facility and provide additional training as required in our Philippines subsidiary and at customer facilities.

Additionally, we have an extensive network of independent sales representatives in China, Korea, Taiwan, Malaysia, Singapore and Israel. Independent sales representatives work on commission and place customers’ orders directly with us.

We have shipped over 1,600 systems to more than 60 semiconductor companies. We depend on a small number of customers for a significant portion of our net revenue. In fiscal 2006, SanDisk Corp., Hynix Semiconductor Inc. and Samsung Electronics Co., accounted for 29%, 18% and 15%, respectively, of our total net revenue.

Companies that use our systems include the following:

Amkor Technology, Inc.

Atmel Corp.

Fairchild Semiconductor Corp.

Hana Semiconductor Ayutthaya Co., Ltd.

Hynix Semiconductor, Inc.

Intel Corp.

Lattice Semiconductor Corp.

Maxim Integrated Products, Inc.

Microchip Technology Inc.

Micron Technology, Inc.

Nantong Fujitsu Micro. Co Ltd.

NS Electronics Bangkok Ltd

Philips Electronics N.V.

Ramtron International Corp.

Samsung Electronics Co., Ltd.

SanDisk Corp.

Shanghai Hua Hong NEC Elec. Co. Ltd.

Silicon Storage Technology, Inc.

Siliconware Precision Ind. Co., Ltd.

Spansion Inc.

STATS ChipPAC Co.

STMicroelectronics N.V.

Texas Instruments Inc.

United Test and Assembly Ltd.

Manufacturing

We assemble and ship our products from our facility in San Jose, California. We purchase standard electronic and mechanical components directly from manufacturers or distributors. We purchase custom mechanical components both from machine shops and sheet metal fabricators that manufacture them to our specifications. We outsource all of our circuit board assembly and a large portion of our mechanical assembly, utilizing the services of several contract manufacturers. We employ a rationalized strategy for manufacturing outsourcing whereby procurement of most parts is not included in the outsource process. Parts procurement is an important factor in responding quickly to changes in market demand, and we believe that we are able to respond more quickly by maintaining direct control over this key element. Our outsource partners provide labor, facilities, capital-equipment and know-how to assemble circuit boards and mechanical items from kits of components that we procure and provide to them. This strategy gives us the capability to rapidly increase our production volume when there is a surge in market demand and to efficiently decrease our production as market demand weakens.

We share production forecasts with our key suppliers, and quickly update them as forecasts change. Certain of our key suppliers use these forecasts to pre-position stocks of components in the supply chain so they are rapidly available to us when required. Our business relationship with our component and outsource providers is based upon purchase orders that we issue as parts and services are required. We generally do not enter into long-term contracts that commit us to specific levels of business over a longer duration than that covered by the individual purchase orders. We believe that the timely availability of low-cost, quality components provided by our planning and procurement teams, coupled with the large and variable capacity of our contract manufacturers, is necessary for successful ATE manufacturing. Our five largest vendors during fiscal year 2006 were Arrow Electronics, Inc., Planet A.T.E., Inc., Pro-Works Corp., Samtec USA and Maxim Integrated Products, Inc.

We have a formal quality assurance program in place with a strategy focused on continuous improvement in product quality. Factory teams regularly assess quality at each stage of the manufacturing process to identify areas for improvement and to quickly identify developing problems. Manufacturing engineers fine-tune the production process to improve quality and efficiency and to deal with problems as they arise. Customer service personnel extend the quality process into the field, monitoring quality and reliability once systems are installed at customer sites.

Certain components used in our products are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components are currently available in adequate amounts, we cannot be certain that shortages will not develop in the future. We typically do not have written supply agreements with these sole source suppliers and purchase our components through individual purchase orders.

Backlog

At June 24, 2006, our backlog of unfilled orders for all products and services was $20.8 million, compared with $18.9 million at June 25, 2005. We define backlog as systems for which we have received purchase orders which we have not yet shipped but we expect to ship within twelve months of receipt. While backlog is calculated on the basis of open purchase orders, such orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

Research and Development

Our R&D strategy focuses on designing ATE systems that lower the overall cost of test for semiconductor manufacturers. We strive to design low-cost products that have high throughput, flexibility and scalability and are efficient to manufacture, easy to use and simple to support. We utilize advanced circuit technology to develop highly integrated core functional ATE blocks, such as those that enable our dual function logic/memory pattern generation and advanced timing capabilities. Once design of these blocks is completed, systems of varying sizes and pin counts are created through simple step-and-repeat of the core modules. Step and repeat is employed at all levels of the architecture (circuit, board, module and subsystem levels) to maximize engineering efficiency and simplify manufacturing and support. This design strategy is also a key ingredient of our scalability and high throughput and simplifies the job of the customer test engineer developing programs for our ATE.

We leverage our engineering efforts by utilizing off-the-shelf, industry-standard components wherever possible. We use field-programmable gate arrays, standard off-the-shelf ICs capable of complex logical calculations, instead of custom application-specific ICs, to implement most logic functions because it is easier to adapt designs to changing requirements and to eliminate high engineering risks and costs associated with ASIC design. We use standard PCs with Windows XP as the main control computer of our systems. The language customers use to program our ATE is industry-standard C/C++, and a standard Microsoft Visual C++ provides the development environment and compiler. The strategy of using industry standard products allows us to leverage the significant investments made by the largest companies in the technology field, with minimal cost to ourselves.

R&D takes place primarily at our corporate headquarters in San Jose, California, and at our facility in Portland, Oregon. The R&D team has many years of experience in ATE, with most key personnel having over 20 years of experience in ATE design.

Our expenditures for R&D for fiscal 2006 were $8.4 million representing 10% of net revenue, compared with $6.7 million, or 14% of net revenue, in fiscal 2005 and $6.4 million, or 14% of net revenue in fiscal 2004.

Competition

The market for ATE systems is highly competitive. Our competitors include Advantest Corporation, Verigy Ltd., Yokogawa Electric Corporation, Credence Systems Corporation, Eagle Test Systems, Inc., LTX Corporation and Teradyne, Inc. Advantest, Verigy and Yokogawa compete with us in the market for flash memory ATE. All of these companies compete with us in the market for mixed signal and flash-based SOC device ATE. Advantest Corporation, Verigy, LTX Corporation, Teradyne, Inc. and Credence Systems Corporation are focused primarily on the high performance segment of the mixed signal and SOC test markets, where we choose not to compete.

Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we have. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, we anticipate that increased competitive pressures may cause intensified price-based competition, and we may have to adjust the prices of our products.

Intellectual Property

We rely on a combination of patent applications, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We currently have three United States patents issued, seven patent applications filed in the United States, one foreign patent issued, and fourteen foreign patent applications pending. The three U.S. patents expire between 2022 and 2024 and the foreign patent expires in 2022. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Third parties may claim that we are infringing their intellectual property rights and although we do not know of any infringement by our products of the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property rights could be costly and time-consuming and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements and we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

Employees

As of July 22, 2006, we have 199 full-time employees. We consider our relationship with our employees to be good. No employees are represented by a labor union or covered by a collective bargaining agreement.

Each of our employees is required to sign an agreement to maintain the confidentiality of our proprietary information, and most of our employees have Nextest stock-based compensation arrangements with us that generally provide for the stock–based award vesting over multiple years. In most of the geographies in which we operate, competition for highly skilled employees is intense, particularly in the R&D and customer support functions. Our success depends to a significant extent upon our ability to attract and retain qualified employees. We continue to believe that the ability to offer stock-based compensation is an important component of our employee retention program.

ITEM 1A.	RISK FACTORS

In addition to other information in this Form 10-K, the following factors should be considered carefully in evaluating the company. If any of the risks or uncertainties described in this Form 10-K actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

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

Downturns in the semiconductor industry have significant effects on the market for ATE. The impact of downturns on our financial performance is magnified due to the high proportion of fixed costs in our business, including significant R&D, manufacturing and selling costs, which limit our ability to reduce expenses quickly in response to decreases of orders and revenues. If the worldwide economies do not continue to grow, we expect that the business levels we have recently experienced may not be sustainable and that our business may be harmed.

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

Atmel Corp. accounted for 21% in fiscal 2004, 34% in fiscal 2005 and 11% in fiscal 2006 of our net revenue. SanDisk Corp. accounted for 26% in 2004, 16% in fiscal 2005 and 29% in fiscal 2006 of our net revenue. Further, Hynix accounted for 18% and Samsung for 15% of our net revenue in fiscal 2006. Atmel made significant capacity additions of our equipment in the first half of our fiscal year 2005, and at a reduced rate in the second half of fiscal 2005 and fiscal 2006. SanDisk was our largest customer in fiscal years 2004, and has continued to purchase our products in fiscal 2005 and fiscal 2006 at levels comparable to their past orders. Our customers are generally not obligated by long-term contracts to purchase our systems, and they frequently evaluate competitive products prior to placing new orders with us. Our customers can cancel or delay orders without any penalties, and because of our reliance on a small number of large customers we cannot effectively require them to pay cancellation charges when canceling or rescheduling their orders with us. The semiconductor industry is highly concentrated, and a small number of companies account for a substantial portion of the purchases of ATE systems generally, including our ATE systems. Consequently, our business and operating results would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we were not able to replace that lost revenue with additional orders from new or existing customers.

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

Customer purchase orders for our ATE products may require; (1) customer acceptance and/or (2) us to meet customer-specific criteria before the system is accepted by the customer. When a customer purchase order includes obtaining customer acceptance and/or meeting customer-specific criteria, revenue is deferred and recognized only when customer acceptance has been received. While purchase orders for any of our products may contain such criteria, the likelihood that they will be included is higher when a product is new to the marketplace, or when an existing product is sold for the first time to a new customer. If we are not able to meet customer acceptance criteria in a timely manner, the recognition of revenue from these sales would be delayed.

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

We face substantial competition throughout the world. Our direct competitors include Advantest Corporation, Verigy Ltd., Yokogawa Electric Corporation, Credence Systems Corporation, Eagle Test Systems, Inc., LTX Corporation, and Teradyne, Inc. Most of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. Our relatively small size gives us less leverage with component and service vendors than our larger competitors have. Also, some of our larger competitors, having greater resources, may be more willing or able than we are to put capital at risk to win business, for example, by loaning or providing equipment at no charge to customers. We expect our competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future products and services. Furthermore, some of our competitors have a greater presence abroad than we have, which makes it more difficult for us to compete for foreign customers.

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

Some of our competitors provide a bundled solution to the customer, which includes an ATE system and other components of the test cell. In addition, some components of the test platform provided by our competitors may be incompatible with our ATE system or unavailable for sale with our products. We may not be able to compete effectively with these competitors.

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

For example, we rely on one small supplier for an electronic component used in our Magnum product. If this supplier cannot provide this component on a timely basis, at the same price or at all, our ability to manufacture the Magnum system will suffer.

Should any of our single and sole source suppliers cease manufacture of any of the components that we use in our design and manufacturing, we would have to identify and qualify acceptable replacements from alternative sources of supply, produce a lifetime supply of these components, or manufacture these components internally or redesign our products to eliminate the unavailable component. Since the manufacturing of certain components and subassemblies is an extremely complex process, the process of qualifying new subcontractors and new suppliers, or initiating manufacturing internally for these complex components, is a lengthy process and could also materially adversely affect our business, financial condition and results of operations.

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

Our products are used by our customers to develop, test and manufacture their new, as well as current, products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. Development of new products generally requires a substantial investment before we can determine the commercial viability of these innovations. In addition, new methods of testing ICs such as built in self-test, design for test, or structural test initiatives could create the need for a different ATE system or system architecture than we have developed and render our products uncompetitive or obsolete. Any of these factors could materially adversely affect our business, financial condition and results of operations.

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

We currently have three United States patents issued expiring between 2022 and 2024, seven patent applications filed in the United States, one foreign patent issued expiring in 2022, and fourteen foreign patent applications pending. Our pending patent applications may not be allowed or competitors may challenge the validity or scope of these patent applications. In addition, our patents may not provide us with a significant competitive advantage.

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

The addition of Magnum to our product offering has required significant expansion to address growth and diversification in our customer base and market opportunities, particularly with large internationally based customers. In order to serve this expanded customer base, we have added to our organizations in Asia and will need to make further additions to these organizations in the future. This expansion may place a strain on our operational and financial resources. Furthermore, some of our officers or senior management personnel have no prior senior management experience at public companies. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal reporting controls and procedures required by the Sarbanes-Oxley Act of 2002 which we will need to be in compliance with in fiscal 2007. These complexities could disrupt our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, our business, financial condition and results of operations would be affected adversely.

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

At June 24, 2006, our backlog of unfilled orders for all products and services was $20.8 million, compared with $18.9 million at June 25, 2005. While backlog is calculated on the basis of open purchase orders, such orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity. Furthermore, our backlog may be affected by our limited visibility in the semiconductor capital equipment industry and potential delays of delivery dates by our customers. These potential delays or cancellations by our customers may have a materially negative effect on our results of operations.

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

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside of North America, including export sales from our United States manufacturing facilities to foreign locations, as a percentage of our total net revenue, was 61.7% in fiscal year 2004, 58.5% in fiscal year 2005 and 82.4% in fiscal year 2006. These international sales will continue to be subject to certain risks, including:

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

Furthermore, international turmoil, exacerbated by the situations in Iraq, Iran and North Korea, tensions in Israel and Lebanon, and civil war in the Philippines have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks, both domestically and internationally, have negatively impacted worldwide economies. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Our officers, directors and principal stockholders directly or indirectly control approximately 45% of our common stock and are able to significantly influence corporate actions.

Our officers, directors and principal stockholders directly or indirectly control approximately 45% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

Securities analysts may not initiate coverage of our common stock or may issue negative reports and this may have a negative impact on our common stock’s market price.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If securities analysts do not cover our common stock because of our small size, the lack of research coverage may adversely affect our common stock’s market price. If one or more of the analysts who cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks, have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, investment banking firms may contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as ours, to attract independent financial analysts that will cover our common stock. This could have a negative effect on our market price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of shares of our common stock will increase, which could decrease the price. There will be approximately 11.4 million additional shares of our common stock eligible for sale beginning September 18, 2006, as lock-up arrangements between our stockholders and the underwriters expire. This number includes approximately eight million shares of common stock that are subject to registration rights.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC and the Nasdaq Stock Market, have resulted in increased costs to us. Because of our size, this additional cost is significant as a percentage of our total net revenue. The new rules could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies of semiconductor capital equipment manufacturing companies are subject to review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, the Financial Accounting Standards Board or, FASB, issued Statement of Financial Accounting Standard 123 (revised 2004), or SFAS 123(R) that became affective for us for our interim period beginning December 25, 2005. SFAS 123(R) requires us to expense the fair value of stock options over the requisite service period. This resulted in an increase in our operating expenses. As a result, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options and do not adopt other forms of compensation, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our operating expenses could increase further. For a company of our relatively small size to stay competitive in the San Francisco Bay Area region, we rely on stock options to retain existing employees and attract new employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence and the trading price of our stock could be negatively impacted.

Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our fiscal year ending June 30, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

Anti-takeover provisions in our charter, bylaws and under Delaware law may make an acquisition of us or a change in our management more difficult, even if an acquisition or a management change would be beneficial to our stockholders.

Provisions in our charter and bylaws may delay or prevent a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders and require advance notification of stockholder proposals and nominations of candidates for election as directors. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President, our board of directors or holders of not less than 20% of our common stock. These provisions may prevent or delay a change in our board of directors or our management, which is appointed by our board of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have a lease through December 10, 2007 covering approximately 33,200 square feet of office space in San Jose, California for our main corporate facilities, including R&D, sales and marketing, manufacturing, finance and administration. In May 2004, we leased approximately 19,240 square feet of additional space in San Jose, California, which we use for receiving, shipping and warehousing activities. This lease runs through October 31, 2008. We have additional leases for office space in Portland, Oregon used for R&D activities and in Mesa, Arizona for sales and applications support. We lease office space in the Philippines for board repair and sales and service activities. We also have leases for office space in Japan, Korea, Thailand, China, the United Kingdom and Italy for sales and services.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of June 24, 2006, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol NEXT from March 22, 2006, the date of our initial public offering. The high and low closing bid prices for the third fiscal quarter 2006 are calculated from March 22, 2006 (the first date of public trading of our common stock) to March 25, 2006. High and low closing bid prices for the last two fiscal quarters were:

	2006
	High	Low
Third Quarter	$17.10	$16.05
Fourth Quarter	$19.15	$15.53

There were approximately 134 stockholders of record at September 5, 2006, based upon information furnished by our transfer agent. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. At this time, we intend to retain all earning for use in our business operations.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Proceeds from Sale of Registered Securities

In connection with our initial public offering on March 21, 2006, we sold 4,600,000 shares of our common stock at the initial public offering price per share of $14.00. The net offering proceeds to us after deducting underwriters’ commissions of $4.5 million and other issuance costs of $0.9 million were $59.0 million. We received the proceeds on March 27, 2006 and have not used any proceeds. The net offering proceeds have been invested in cash equivalent instruments and will be used for general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

A 1 for 2 reverse split of our common stock became effective on March 20, 2006. Basic and diluted net income (loss) per share and all shares used in calculating such amounts reflect this reverse stock split for all periods presented.

	Fiscal Years Ended
	June 24, 2006*	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$87,669	$48,447	$44,450	$15,598	$14,542
Gross profit	45,508	22,920	23,331	4,705	5,244
Income (loss) from operations	15,448	(804)	3,863	(7,797)	(4,800)
Net income (loss)	11,088	(312)	6,251	(6,773)	(2,773)
Net income (loss) available to common stockholders	$3,335	$(4,655)	$2,114	$(8,373)	$(3,706)

	Fiscal Years Ended
	June 24, 2006*	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002
	(in thousands, except per share amounts)
Basic and diluted net income (loss) per share available to common stockholders:
Net income (loss) per share—basic	$0.31	$(0.54)	$0.25	$(1.07)	$(0.50)

Net income (loss) per share—diluted	$0.27	$(0.54)	$0.22	$(1.07)	$(0.50)

Shares used in per share calculation—basic	10,883	8,663	8,312	7,816	7,356

Shares used in per share calculation—diluted	12,141	8,663	9,457	7,816	7,356

	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003	June 29, 2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$68,667	$10,474	$10,027	$15,576	$16,546
Working capital	100,794	28,223	28,529	23,850	29,998
Total assets	121,096	45,815	49,142	34,477	37,141
Series B mandatorily redeemable convertible preferred stock	—	30,784	26,441	22,394	20,794
Stockholders’ equity	$105,852	$3,042	$6,860	$3,630	$11,988

*	As discussed in Note 4 to the accompanying consolidated financial statements, effective December 25, 2005, we changed the manner in which we account for stock-based compensation.

Quarterly Results of Operations (Unaudited)

The table below sets forth summary unaudited consolidated statements of operations data for each of the eight quarters in the two year period ended June 24, 2006:

	Quarter Ended
	June 24, 2006*	Mar. 25, 2006*	Dec. 24, 2005	Sept. 24, 2005	June 25, 2005	Mar. 26, 2005	Dec. 25, 2004	Sept. 25, 2004
	(in thousands, except per share data)
Net revenue	$26,069	$24,970	$19,425	$17,205	$11,985	$9,012	$12,759	$14,691
Gross profit	14,225	13,033	9,466	8,784	5,469	3,777	6,269	7,405
Income (loss) from operations	5,950	4,769	2,311	2,418	(210)	(3,151)	773	1,784
Net income (loss)	4,596	3,191	1,682	1,619	(110)	(1,927)	581	1,144
Net income (loss) available to common stockholders	$4,596	$(1,561)	$(95)	$395	$(1,287)	$(2,586)	$(62)	$(720)
Net income (loss) available to common stockholders per share:
Basic	$0.26	$(0.18)	$(0.01)	$0.05	$(0.15)	$(0.30)	$(0.01)	$(0.08)

Diluted	$0.24	$(0.18)	$(0.01)	$0.05	$(0.15)	$(0.30)	$(0.01)	$(0.08)

Shares used in per share calculation:
Basic	17,450	8,783	8,577	8,722	8,709	8,683	8,652	8,609

Diluted	18,775	8,783	8,577	9,492	8,709	8,683	8,652	8,609

*	As discussed in Note 4 to the accompanying consolidated financial statements, effective December 25, 2005, we changed the manner in which we account for stock-based compensation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, forward-looking statements can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks in greater detailed under the heading “Risk Factors” and elsewhere in this document. Given the uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document and our actual future results may be materially different from what we expect. Except as required by law, we do not intend to update such forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

Documents to Review In Connection With Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the year ended June 24, 2006, this discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Form 10-K.

Overview

We design, develop, manufacture, sell and service low-cost, high throughput ATE systems for the semiconductor industry. We target rapidly growing, high volume segments within the semiconductor industry such as the flash memory and flash-based system-on-chip markets. Our customers include IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies. Since we introduced our first products in 1998, we have shipped over 1,600 systems to more than 60 semiconductor companies worldwide.

We provide direct sales and customer support to the major semiconductor manufacturing markets through sales personnel in the U.S., the Philippines, Thailand, Korea, Japan, the Peoples Republic of China, the United Kingdom, France and Italy. Many of our sales and marketing employees are applications engineers, who work as part of the sales team to assist customers in the application of the ATE. Our direct sales force earns commissions based on the sales they generate. We also use a network of independent sales representatives in China, Korea, Taiwan, Malaysia, Singapore and Israel. Independent sales representatives work on commission and place customers’ orders directly with us. A majority of our net revenue is generated by our direct sales force and we expect this trend to continue as we expand our internal sales organization in the future.

Historically, a significant portion of our net revenue in each quarter has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our net revenue to continue to be derived from a small number of customers. In addition, we do not have purchase contracts that require our customers to continue to purchase our products. A delay in product orders or customer acceptances or cancellations could cause our quarterly net revenue to vary significantly. Additionally, our backlog is subject to order cancellations, accelerations, changes and delays, and is not necessarily indicative of future customer purchases or revenue streams. We derive a significant percentage of our net revenue from outside of the United States, or U.S. In particular, we expect the Asia/Pacific region to continue to be a major source of revenue for us as we continue to further penetrate the major flash memory manufacturers located in that region. Virtually all of our net revenue to date has been denominated in U.S. dollars, however as we expand our business into Japan we expect much of the net revenue derived from Japan will be denominated in Japanese Yen.

We assemble and ship our products from our facility in San Jose, California. We outsource all of our circuit board assembly and a large portion of our mechanical assembly, utilizing several contract manufacturers. We employ a rationalized strategy for manufacturing outsourcing whereby parts procurement is not included in the outsource process. Parts procurement is an important factor in responding quickly to changes in market demand, and we believe that we are able to respond more quickly by maintaining direct control over this key element. Our outsource partners provide labor, facilities, capital equipment and know-how to assemble circuit boards and mechanical items from kits of components that we procure and provide to them. This strategy enables us to rapidly increase our production volume when there is a surge in market demand and to efficiently decrease our production as market demand weakens. In addition, this strategy enables us to moderate our capital expenditure and lower our cost structure in periods of reduced demand.

We share production forecasts with our key suppliers, and quickly update them as forecasts change. Certain of our key suppliers use these forecasts to pre-position stocks of components in the supply chain so they are rapidly available to us when required. We generally do not enter into long-term contracts that commit us to specific levels of business over a longer duration than that covered by the individual purchase orders.

The semiconductor industry is highly cyclical. Consequently, our business is subject to significant demand variations and our net revenue is difficult to predict. Although our net revenue has risen from $4.4 million in our fiscal year ended July 1, 1999 to $87.7 million in our fiscal year ended June 24, 2006, it has experienced dramatic fluctuations in the interim periods. Additionally, our net income (loss) has fluctuated in tandem with net revenue. These circumstances are likely to continue in the future, and therefore, we cannot be certain that we will be able to maintain or exceed our current level of business. In the past, we have implemented various initiatives during downturn periods to reduce our cost structure including reducing salaries, shortening our manufacturing work week, reducing outside contractor costs and performing various assembly functions internally.

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

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expense includes costs related to sales and marketing personnel, applications engineering personnel, sales commissions paid to internal and outside sales representatives, outside contractor expense and other sales and marketing activities, as well as salaries and related expense for administrative, finance, human resources and executive personnel and fees for legal and accounting services. We expect that general and administrative cost will increase in absolute dollars to support future operations as well as from additional costs incurred as a result of being a publicly traded company. Sales and marketing expense may also increase in absolute dollars as we continue to develop our global selling and marketing capabilities. In addition, the commission expense included in SG&A expenses can fluctuate with changes in revenue and changes in customer and customer mix comprising revenue in a particular period. SG&A expense also includes stock-based compensation cost.

Interest and Other Income, net.    Interest and other income, net primarily represents interest earned on cash, cash equivalents and investments (if any), interest expense, and gains and/or losses from transactions denominated in foreign currencies, which historically have not been material.

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

Accretion of Series B Preferred Stock Redemption Value.    Our Series B Preferred had a mandatory redemption provision. We accreted an amount in each quarterly and annual period that was necessary to adjust the recorded balance of our Series B Preferred to an amount equal to its estimated redemption value at its redemption date using the effective interest method. The redemption value was the greater of the par value of the Series B Preferred plus any dividends declared and unpaid or its estimated fair value. The Series B Preferred automatically converted to common stock on March 21, 2006 (the date the initial public offering of our common stock was declared effective) and the accretion ceased upon such conversion.

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

We consider critical those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies in the portrayal of our financial condition and results of operations. These critical accounting policies are: revenue recognition, valuation of excess and obsolete inventory, income taxes, accrued warranty obligations, allowance for doubtful accounts receivable and stock-based compensation.

Revenue Recognition.    Consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or “SAB 104”, we recognize revenue from product sales when persuasive evidence of an arrangement exists, title has passed, the price is fixed or determinable, the product has been delivered and collection of the resulting receivable is reasonably assured. Additionally, when the arrangement with the customer includes future obligations or is contingent on obtaining customer acceptance (generally a new customer or a new product to an existing customer), we do not recognize revenue until those obligations have been met or customer acceptance has been received. Delivery generally occurs when the product is delivered to a common carrier. Our revenue consists primarily of the sale of equipment. If we provide services (primarily extended warranty or maintenance service) which are considered as multiple deliverables, such services are accounted for separately in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, we recognize revenue for the delivered items if the delivered items have value to the customer on a stand-alone basis and the fair value of undelivered items can be reliably determined. We allocate total consideration, which is fixed and determinable, to separate deliverables, consisting of separate units of accounting based on the fair values of these units of accounting as determined by reference to the ordinary selling price of these units when they are sold on a stand-alone basis. Thereafter, depending on the nature of the deliverables comprising a unit of accounting, and the corresponding revenue recognition conventions, we recognize revenue when all revenue recognition criteria are met.

We defer revenue allocated to extended warranty obligations and recognize the revenue over the extended warranty period as earned. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. We recognize revenue for out-of-warranty repairs not subject to service contracts when the repaired product is delivered and all other recognition criteria have been satisfied.

Valuation of Excess and Obsolete Inventory.    Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis), or market. Due to changing market conditions, estimated future requirements, age of the inventories on-hand and our introduction of new products, we regularly review inventory quantities on-hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in our provision for excess inventory quantities on-hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in our provision for obsolete inventory quantities on-hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we record provisions for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of previously written-down inventory are recognized only when the related inventory is sold.

Income Taxes.    We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not, that all or some portion of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, or establish a valuation allowance, which would affect our net income in the period in which the change occurs. The ultimate realization of certain other deferred tax assets is dependent on our ability to carry forward losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from tax audits of current and prior year’s filings. Accordingly, we must assess potential exposures and, where necessary, provide accruals for the estimated amount to settle those exposures. To the extent that we establish accruals, our provision for income taxes would be increased. We will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary or record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than required.

Accrued Warranty Obligation.    We generally offer a one-year warranty covering parts and labor on all our products, with the option to purchase extended warranties. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize product revenue, we determine the accrued warranty expense for the future cost of meeting our obligations under the standard warranties by considering our historical experience with the costs of meeting these obligations. If the future costs of meeting these obligations differ from our historical experience, additional accruals for warranty obligations may be required. The provision for future warranty costs is included in cost of revenue in our statement of operations.

Allowance for Doubtful Accounts.    We determine our allowance for doubtful accounts by making our best estimate considering our historical accounts receivable collection experience, changes in customer payment terms and other recent information that we have concerning the current status of our accounts receivable. If future conditions cause our collections experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances or recoveries of allowances may be required. We record provisions or recoveries for doubtful accounts receivable in SG&A expenses in our statement of operations.

Stock-Based Compensation.    We were required to adopt FAS No. 123 (R) in the first interim period beginning after filing our registration statement on Form S-1 in December 2005. Therefore, we adopted the provisions of FAS No. 123 (R) on December 25, 2005 to account for our employee stock purchase and stock incentive plans. FAS No. 123 (R) requires the recognition of the fair value of stock-based compensation in net income. Prior to December 25, 2005, we accounted for stock-based employee compensation arrangements in accordance with APB No. 25 (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123 (“FAS No. 123”.) Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded on a graded vesting basis in accordance with FASB Interpretation No. 28. The fair values of our unvested stock units were calculated based on the fair value of our common stock at the dates of grant. The fair values of our stock options and employee stock purchase plan awards (of which there have been none to date) are estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, the estimated life of each award, the risk-free interest rate, and the expected dividend yield. The expected volatilities are based on a peer group of companies because there is not adequate historical data for our own stock. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns. The expected life of options issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Changes in these assumptions may have a significant impact on the results of operations. The fair value of stock-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of FAS No. 123 (R) and continue to use a graded vesting method for awards granted prior to the adoption of FAS No. 123 (R).

Prior to becoming a public company, the fair value of our common stock was determined by the Board of Directors. In determining the fair value of our common stock, the Board of Directors considered a number of factors, including:

•	recent transactions in our common stock with third parties, if any,

•	contemporaneous or retrospective valuations performed by valuation specialists. With respect to options granted in the twelve month period ended December 24, 2005, the Board of Directors obtained contemporaneous valuations performed by valuation specialists for all options granted except for those granted in January and April 2005 and certain options granted in September 2005. As a result of the modification discussed in Note 5 of the consolidated financial statements, substantially all options granted in September 2005 were remeasured based on the fair value of the Company’s common stock at the date of the modification (December 2005) based upon a contemporaneous valuation performed by valuation specialists. In determining the fair value of the Company’s common stock for all other options granted in the twelve month period ended December 24, 2005, the Board of Directors used a contemporaneous valuation prepared by management which followed substantially the same methodology used by the valuation specialists,

•	key milestones achieved in our business, including forecasted revenues and cash flows, product development and market acceptance,

•	values ascribed to comparable publicly traded companies in our industry,

•	current and long-term prospects for the semiconductor equipment industry, including forecasted capital expenditures by our significant customers,

•	other economic and business factors.

Determining the fair value of our stock, as a private company, required making complex and subjective judgment and estimates. There was inherent uncertainty in making these estimates.

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value When a Contemporaneous Valuation By a Valuation Specialist Was Not Obtained.    To value our common stock, the Board of Directors obtained a contemporaneous valuation prepared by management which followed substantially the same methodology used by the valuation specialists. The procedures performed to determine the fair value of our common stock were based on a probability-weighted combination of the market multiple approach and income approach to estimate the aggregate equity value of our company at specific stock option grant dates.

The income approach involved applying appropriate discount rates to estimated debt-free cash flows that are based on forecasts of our revenue and costs. The projections used for each valuation date were based on the expected outlook on our operating performance through the forecast periods. The assumptions underlying the estimates were consistent with our business plan. The future debt-free cash flows were determined by subtracting taxes, future capital spending and future changes in working capital and adding future depreciation and amortization to earnings before interest and taxes, or EBITDA. The interim debt-free cash flows and resulting terminal value were then discounted at a rate based on the weighted average cost of capital of comparable companies, as adjusted for our specific risk profile. There is inherent uncertainty in these estimates. If different discount rates had been used, the valuations would have been different.

The market multiple approach was based on EBITDA and net income considered to be representative of our future performance, and multiplying these figures by a range of appropriate risk-adjusted multiples. The market multiples were obtained through the market comparison method, where companies having their stock traded in the public market were selected for comparison purposes and used as a basis for choosing reasonable market multiples for us. For the market multiple approach, we used our projected fiscal year’s revenue, EBITDA and earnings. Revenue, EBITDA and earnings multiples were derived from publicly traded companies deemed to be comparable to us.

After estimating our average value based on the income and market approaches, we then utilized a probability-weighted expected return method. Under the probability-weighted expected return method, the value of the common stock was estimated based upon an analysis of values for us assuming various outcomes (i.e., initial public offering, merger or sale, liquidation, and remaining private) and the estimated probability of each outcome assuming that all preferred stock is converted into common stock.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	48.1	52.7	47.5

Gross profit	51.9	47.3	52.5
Operating expenses:
Research and development	9.6	13.7	14.3
Selling, general and administrative	24.7	35.2	29.5

Total operating expenses	34.3	48.9	43.8

Income (loss) from operations	17.6	(1.6)	8.7
Interest and other income, net	1.4	0.3	0.4

Income (loss) before income taxes	19.0	(1.3)	9.1
Income tax (provision) benefit	(6.4)	0.7	5.0

Net income (loss)	12.6	(0.6)	14.1
Accretion of Series B preferred stock redemption value	(8.8)	(9.0)	(9.1)
Amount allocated to Series A participating preferred stockholders	(0.0)	(0.0)	(0.2)

Net income (loss) available to common stockholders	3.8%	(9.6)%	4.8%

Comparison of Fiscal Years Ended June 24, 2006 and June 25, 2005

Executive Summary

In fiscal 2006 our net revenue has grown sequentially in each quarter, a trend that began in the fourth quarter of our fiscal year 2005. In fiscal 2005 quarterly net revenue declined sequentially in the second and third quarters of fiscal year 2005. The growth in net revenue in fiscal 2006 over the net revenue for the same period in fiscal 2005 has provided improved leverage of our manufacturing operations resulting in a modest increase in gross margin as a percentage of net revenue. In addition, gross margin has been positively impacted in fiscal 2006 because we did not need to write down excess inventory at the levels we were required to in fiscal 2005 as a result of declining net revenues experienced in the second and third quarter of that year. These benefits to our gross margin were partially offset, however, by lower material margin due to an increase in the mix of revenue of large capacity systems that are generally priced at lower margins.

Our operating expenses in fiscal 2006 compared to operating expenses in fiscal 2005 have increased in absolute dollars as we continue to invest in research and development activities to develop future products and enhance current products; grow our global sales and marketing organization to support and grow our customer base; and increase our administrative capabilities due to the increased compliance requirements of a public company. In addition, we adopted FAS No. 123 (R) on January 1, 2006 which increased our stock-based compensation expense by approximately $0.3 million in fiscal 2006. Operating expenses as a percentage of net revenue decreased from 49% in fiscal 2005 to 34% in fiscal 2006, because we have managed the growth in the operating expenses to be less than the increase in our net revenue. There can be no assurance that, as our net revenue fluctuates in the future, we will be able to manage these expenses in relation to future revenue fluctuation.

In connection with our IPO, our Series A Preferred and Series B Preferred shares were automatically converted into approximately 4,262,750 shares of common stock effective March 21, 2006. We recorded accretion of $7.8 million during fiscal 2006 through the date of the automatic conversion of the Series B Preferred. There will be no such accretion charges in the future.

Net Revenue.

	Years Ended		Change
(dollars in thousands)	June 24, 2006	June 25, 2005	$	%
Net Revenue	$87,669	$48,447	$39,222	81%

The increase in net revenue was primarily due to increased shipments of our Magnum systems to flash memory manufacturers which grew from 44% of our net revenue for 2005 to 81% of our net revenue for 2006. We believe the Magnum product will continue to provide the majority of our product revenue. The overall increase in net revenue for 2006 reflected a significant increase in the average testing capacity per system sold and an 11% increase in the number of systems sold in 2006 compared to 2005. The average price per system sold in 2006 increased approximately 66% due to a higher mix of larger capacity systems sold as compared to 2005.

The following table provides customers that contributed 10% or more of net revenue during fiscal 2006 and fiscal 2005:

	Years Ended
Customer	June 24, 2006	June 25, 2005
SanDisk	29%	16%
Hynix	18%	*
Samsung	15%	19%
Atmel	11%	34%

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific test capacity requirements of the customer. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship to or first in-use destination and during fiscal 2006 and fiscal 2005 was as follows:

	Years Ended
Net Revenue by Geographic Region:	June 24, 2006		June 25, 2005
	(dollars in thousands)
North America, primarily United States	$15,460	17.6%	$20,107	41.5%
Asia/Pacific	68,331	77.9	23,673	48.9
EMEA (Europe, Middle East and Africa)	3,878	4.5	4,667	9.6

Total	$87,669	100.0%	$48,447	100.0%

Net revenue from the Asia/Pacific region increased significantly in fiscal 2006 as compared to fiscal 2005 due to increased sales of our Magnum product to flash memory manufacturers in that region, as discussed above. North America and EMEA revenue decreased largely due to the reduction in Atmel Corp. revenue for shipments to its global locations. Revenue by geographies will vary due to the timing of capacity additions by particular customers and the customer locations where the capacity is being added. We believe the Asia/Pacific region will continue to be a major geographic source of our revenue.

Cost of Revenue and Gross Profit.

	Years Ended		Change
(dollars in thousands)	June 24, 2006	June 25, 2005	$	%
Gross Profit	$45,508	$22,920	$22,588	99%
% of Net Revenue	51.9%	47.3%

Gross profit increased $22.6 million in fiscal 2006 as compared to fiscal 2005. Approximately $18.6 of the increase resulted from the $39.2 million increase in net revenue in fiscal 2006 as compared to fiscal 2005 and approximately $4.0 million resulted because of higher absorption of fixed costs. Gross profit as a percentage of net revenue increased 4.6 percentage points in fiscal 2006 as compared to fiscal 2005. Favorable absorption of fixed and semi-fixed costs of revenue as a result of higher net revenue and related volume provided an increase of approximately 3.3 percentage points in gross margin and reductions in material costs provided an increase of approximately 0.3 percentage points in gross margin in fiscal 2006 as compared to fiscal 2005. The material costs improvements resulted from price decreases due to higher volume purchases of components and parts. In addition, in fiscal 2006, the provision for inventory write-downs, net of the benefit from sales of previously written-down inventory, was less due to the growth in revenue and improved management of inventory. The benefit from sales of previously written-down inventory was $0.4 million and $0.6 million in fiscal 2006 and 2005, respectively.

Gross profit as a percentage of revenue will vary depending upon the mix of customers and size of systems in a particular period. We believe that as we attempt to win more market share for our testers, we will experience pricing pressures that we may not be able to offset by improved absorption or reduced material cost resulting in a lower gross profit as a percent of net revenues. If net revenue declines, we may not be able to reduce manufacturing costs or reduce material costs at the same rate of decline resulting in lower gross margin.

Research and Development.

	Years Ended		Change
(dollars in thousands)	June 24, 2006	June 25, 2005	$	%
Research and Development (“R&D”)	$8,394	$6,657	$1,737	26%
% of Net Revenue	9.6%	13.7%

The increase in R&D expense in fiscal 2006 as compared to fiscal 2005 primarily consists of $0.6 million related to compensation expense for seven additional engineers added during the year; $0.5 million increase in R&D management bonus expense in the fiscal 2006 period due to improved operating results and $0.4 million increase in stock based compensation related to options issued in September 2005, later modified in December 2005, and the impact of the implementation of FAS No. 123 (R) in January 2006.

We believe that we will continue to increase our R&D spending in future periods to support ongoing enhancements and increased research engineering activities for new products, partially offset by reduced engineering support required on the Maverick product. There can be no assurance that net revenue will increase at a rate equal to or greater than will be required for R&D increases.

Selling, General and Administrative.

	Years Ended		Change
(dollars in thousands)	June 24, 2006	June 25, 2005	$	%
Selling, General and Administrative (“SG&A”)	$21,666	$17,067	$4,599	27%
% of Net Revenue	24.7%	35.2%

The increase in SG&A expense in fiscal 2006 as compared to fiscal 2005 was caused primarily by increased compensation expense of $1.3 million because of the addition of 25 employees in Asia/Pacific to support growth in sales and service activities to that region and six sales and service employees in the U.S.; an increase in commission expense of $1.4 million related to the increase in net revenue; an increase of $0.8 million for management bonus accrual in fiscal 2006 period due to profitability which did not exist in the fiscal 2005 period; an increase of $0.5 million in stock-based compensation expense due to options awarded in September 2005, later modified in December 2005, and the impact of the implementation of FAS No. 123 (R) in January 2006 and an increase $0.6 million in legal, audit and accounting services. These increases were partially offset by a $0.5 million decrease in IPO related costs. In the March 2006 quarter we incurred $0.4 million of selling stockholders’ expenses paid by us in connection with our successful IPO in March 2006 as compared to $0.9 million of cost written off in fiscal 2005 in connection with the formal withdrawal of our original initial public offering in January 2005.

We expect SG&A will increase in future periods as we continue our international expansion, grow our administrative capabilities and incur additional outside costs required of a public company. The mix of the source of revenue and its implication on commission expense may either add to, or offset to some extent those additional expected costs.

Interest and Other Income, Net.

	Years Ended		Change
(dollars in thousands)	June 24, 2006	June 25, 2005	$	%
Interest and Other Income, Net	$1,248	$153	$1,095	716%
% of Net Revenue	1.4%	0.3%

The increase in interest and other income, net was caused by higher average cash balance invested due to the $59.0 million proceeds from the initial public offering, and higher interest rates in fiscal 2006 as compared to fiscal 2005.

Income Tax (Provision) Benefit.

	Years Ended
(dollars in thousands)	June 24, 2006	June 25, 2005
Income Tax (Provision) Benefit	$(5,608)	$339
Effective Tax (Provision) Benefit Rate	(33.6)%	52.1%

The effective tax rate in fiscal 2006 was lower than the statutory rate primarily due to the benefit arising from the export tax benefit and research and development tax credits. In fiscal 2005, we had a loss before tax and recorded a benefit for income tax because we had determined that it was probable that we would have future taxable income and therefore could realize any related net deferred tax assets. Our tax benefit in fiscal 2005 exceeded our statutory rate primarily as a result of the impact of state research and development credits partially offset by stock-based compensation related to tax qualified incentive stock options.

Accretion of Series B Preferred Stock Redemption Value. We recorded Series B Preferred accretion of $7.8 million in fiscal 2006 as compared to $4.3 million in fiscal 2005. The Series B Preferred was being accreted to its estimated redemption value of $56.0 million at March 21, 2006 (the date it converted to common stock) compared to its estimated redemption value of $38.4 million at June 25, 2005. In both periods the redemption date it was being accreted to was November 2006. The Series B Preferred was automatically converted to common shares in conjunction with our IPO and therefore the accretion ceased in March 2006.

Comparison of Fiscal Years Ended June 25, 2005 and June 26, 2004

Net Revenue.

	Years Ended		Change
(dollars in thousands)	June 25, 2005	June 26, 2004	$	%
Net Revenue	$48,447	$44,450	$3,997	9%

The increase in net revenue was primarily attributable to the increased sales of our Magnum product, which was introduced in the September 2004 quarter and that represented 0% of our net revenue in the year ended June 26, 2004 and was approximately 44% of our net revenue in the year ended June 25, 2005. The increase in net revenue was due to a substantial increase in the testing capacity of systems sold during the year, offset in part by approximately a 30% decrease in the number of systems sold due to the composition of higher testing capacity system sales in the year ended June 25, 2005 compared to the year ended June 26, 2004. The average price of systems sold increased by approximately 50% in the year ended June 25, 2005 as compared to the year ended June 26, 2004 due to an increase in the average testing capacity per system sold.

The following table provides customers that contributed 10% or more of net revenue during fiscal 2005 and fiscal 2004:

	Years Ended
Customer	June 24, 2005	June 25, 2004
Atmel	34%	21%
Samsung	19%	*
SanDisk	16%	26%
Amkor	*	14%

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific test capacity requirements of the customer. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

In our fiscal year ended June 25, 2005, net revenue from Atmel Corp. and Samsung Electronics Co. Ltd., increased by 90.5% over net revenue from the same customers in fiscal year ended June 26, 2004. The increase in net revenue from Atmel Corp. is largely due to capacity additions and for which they choose our Magnum product as their ATE solution. The increased net revenue from Samsung Electronics Co., Ltd. resulted primarily from their adoption of the Magnum product in their flash memory production facilities. These increases were partially offset by decreases in net revenue from Amkor Technology, Inc., our largest “PAT” customer, and from SanDisk Corp. in fiscal year ended June 25, 2005 compared to net revenue from them in fiscal year ended June 26, 2004. Amkor Technology, Inc. added significant test capacity in fiscal year ended June 26, 2004 in response to increased demand which fell off late in our fiscal year ended June 26, 2004. SanDisk Corp. was our largest customer in fiscal year ended June 26, 2004. They adopted our ATE systems for testing of their flash memory devices and although they continued to add capacity they did so at a reduced level in fiscal year ended June 25, 2005.

Net revenue by geographic region is based upon the ship to or first in-use destination during fiscal 2005 and fiscal 2004 was as follows:

	Years Ended
Net Revenue by Geographic Region:	June 25, 2005		June 26, 2004
	(dollars in thousands)
North America, primarily United States	$20,107	41.5%	$17,043	38.3%
Asia/Pacific	23,673	48.9	24,806	55.8
EMEA	4,667	9.6	2,601	5.9

Total	$48,447	100.0%	$44,450	100.0%

Net revenue from North America and EMEA as a percent of total net revenue increased due to increased sales to a major multinational customer with facilities in those regions.

Cost of Revenue and Gross Profit.

	Years Ended		Change
(dollars in thousands)	June 25, 2005	June 26, 2004	$	%
Gross Profit	$22,920	$23,331	$(411)	(2)%
% of Net Revenue	47.3%	52.5%

The decrease in gross profit as a percentage of net revenue was primarily due to an increase of $1.4 million in inventory provisions and a decrease of $0.9 million in the benefit from the sale of previously written-down inventory, partially offset by more favorable absorption of fixed manufacturing costs due to the increase in revenue in the fiscal year ended June 25, 2005 compared to the fiscal year ended June 26, 2004.

Research and Development.

	Years Ended		Change
(dollars in thousands)	June 25, 2005	June 26, 2004	$	%
Research and Development (“R&D”)	$6,657	$6,351	$306	5%
% of Net Revenue	13.7%	14.3%

Total spending in research and development increased primarily due to an increase in payroll of $0.5 million partially offset by a decrease of $0.3 million in outside contractor expense. The increase in payroll was the result of increasing headcount by two employees and salary increases in fiscal year ended June 25, 2005. The decrease in outside contractors resulted because of the headcount increase and reduced need for outside engineering support for the Magnum product development that was completed in fiscal year ended June 26, 2004.

Selling, General and Administrative.

	Years Ended		Change
(dollars in thousands)	June 25, 2005	June 26, 2004	$	%
Selling, General and Administrative (“SG&A”)	$17,067	$13,117	$3,950	30%
% of Net Revenue	35.2%	29.5%

The increase in SG&A expense was primarily due to increases of $1.3 million in compensation expense due to the addition of 8 international employees and 2 general and administrative employees during the fiscal year ended June 25, 2005 and the full year impact of SG&A employee additions in the fiscal year ended June 26, 2004; $0.9 million of cost related to our original 2004 proposed initial public offering which was withdrawn; and a $1.2 million increase in sales and marketing activities related to the introduction of the Magnum product.

Income Tax (Provision) Benefit.

	Years Ended
(dollars in thousands)	June 25, 2005	June 24, 2004
Income Tax Benefit	$339	$2,190
Effective Tax Benefit Rate	52.1%	53.9%

In December 2002, we established a full valuation allowance covering all our deferred tax assets. In December 2003 (fiscal 2004) we reversed the valuation allowance ($3.5 million) established in December 2002 (fiscal 2003) because we believed it was more likely than not that our deferred tax assets would be realized primarily based on our profitability in the quarter ended September 27, 2003 and our forecasted future earnings. This reversal resulted in a tax benefit (versus a provision) for the year and increased the effective benefit rate by 86.0%. Our tax benefit in the year ended June 25, 2005 exceeded our statutory rate primarily due to the impact of state research and development credits partially offset by stock-based compensation related to tax qualified incentive stock options.

Accretion of Series B Preferred Stock Redemption Value.    We recorded accretion of $4.3 million in the fiscal year ended June 25, 2005 and $4.0 million in the fiscal year ended June 26, 2004, an increase of $0.3 million, or 7.3%. The increase was due to an increase in the estimated fair value of our Series B Preferred from the fair value it was previously being accreted to in the fiscal year ended June 26, 2004, partially offset by the extension of the redemption date by the Series B Preferred stockholders from November 2005 to November 2006.

Liquidity and Capital Resources

Until calendar year 2001, we had financed our operations mainly through operating profit and deposits made by customers at the time they place orders with us. In January 2001, we received gross proceeds of $1.5 million from a Series A Preferred Stock financing. During late fiscal 2001 and early fiscal 2002, our revenue started to decline and we determined that raising additional funds was necessary. In November 2001 and December 2001 we raised a total of $20.0 million in gross proceeds from a Series B Preferred financing. In March 2006 we completed our IPO and raised $59.0 million of net cash proceeds to the Company after underwriters’ discount and issuance costs. The transaction closed on March 27, 2006, the beginning of our fourth quarter of fiscal year 2006.

As of June 24, 2006, we had cash and cash equivalents of $68.7 million and working capital of $100.8 million. As of June 25, 2005 we had cash and cash equivalents of $10.5 million and working capital of $28.2 million. The increase in cash flows in the year ended June 24, 2006 is primarily due to the $59.1 million from financing activities of which $59.0 million was the proceeds from the sale of 4,600,000 shares of our common stock in connection with our initial public offering in late March 2006. This increase was partially offset by $0.4 million of cash used in operating activities and $0.5 million used in investing activities.

Cash Flows from Operating Activities

Net cash used in operating activities of $0.4 million during fiscal 2006, consisted of (in thousands):

Net income	$11,088
Non-cash charges (credits):
Depreciation and amortization	1,324
Provision for inventory write-downs	1,079
Stock-based compensation	1,867
Deferred tax provision	560
Other, net	(10)
Cash invested in working capital	(16,297)

Net cash flows used in operating activities	$(389)

Significant changes in assets and liabilities during the year ended June 24, 2006, included a $14.9 million increase in inventory and a $3.7 million increase in accounts receivable both related to increased sales activities, $0.7 million increase in prepaid and other current assets due to increases in directors and officers insurance premium and interest receivable, a $0.9 million reduction in accounts payable and a $0.8 million reduction in customer deposits. These uses of cash were partially offset by a $2.8 million increase in accrued liabilities primarily related to management bonus accrual and commissions payable, a $1.2 million increase in deferred income due to increased sales activities and a $0.7 million increase in income taxes payable due to taxable income in fiscal 2006 compared to a taxable loss in 2005.

Our inventory turns at June 24, 2006 were 2.2 as compared to 1.6 at June 25, 2005. Inventory turns at June 24, 2006 increased because the growth of net revenue in the period exceeded the growth in inventory. We continue to focus efforts to improve inventory turns while ensuring we have adequate inventory to support revenue growth and growing turns business.

Days sales outstanding in our accounts receivable at June 24, 2006 were 58 days as compared to 97 days at June 25, 2005. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

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

Cash Flows from Investing Activities

Cash used in investing activities was $0.5 million and in the year ended June 25, 2006 compared to cash provided by investing activities of $4.8 million in the year ended June 24, 2005. In fiscal 2006, we expanded our facilities in the Philippines and Korea due to increased sales activities and purchases of additional equipment. In fiscal 2005, the cash provided by investing activities was a result of the sale and maturity of short-term investments later reinvested into cash equivalents.

Cash Flows from Financing Activities

Cash provided by financing activities was $59.1 million and $0.1 million in the years ended June 25, 2006 and June 25, 2005, respectively. In March 2006, we completed our initial public offering and raised $59.0 million of net cash proceeds. Other investing activities consisted of interest payments on notes receivable from stockholders and proceeds from stock option exercises.

We believe that our current cash balances, combined with future cash flows from operations, if any, will be sufficient to meet our anticipated cash needs for operations for the next 12 months. However, a large acquisition of a complementary business, products, or technologies, or a material joint venture, could require us to obtain additional equity or debt financing, which may not be available on acceptable terms, or at all. No such activities are anticipated at this time. We are unaware of any known material trends or uncertainties that may require us to make cash management decisions that will impair our operating capabilities during the next year.

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We have a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at June 24, 2006 was 8.25%. The agreement, which is collateralized by our assets, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of June 24, 2006, there have been no borrowings under the line of credit, and we were in compliance with the covenant and other restrictions.

Contractual Obligations

The following table summarizes, as of June 24, 2006, the timing of future cash payments due under certain contractual obligations.

	Payments Due In
	Total	1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$2,322	$1,483	$826	$13	$—

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The effective date of this Statement for us is for the first fiscal year beginning after December 15, 2005. The adoption of this standard will not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Statement for us is for the first fiscal year beginning after December 15, 2005. We are currently evaluating what impact, if any, this statement will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of June 24, 2006, our cash and cash equivalents consisted primarily of money market funds maintained at three U.S. financial institutions. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of June 24, 2006.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years required by this Item are included in Item 6, “Selected Financial Data”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified on the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Changes in internal controls.    There was no change in our internal control over financial reporting during the twelve months ended June 24, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls.    We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by errors that would likely be detected by the control. Moreover, we believe that disclosure controls and procedures cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For the information required by this Item, see “Information About Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Board of Directors” in the Proxy Statement, which is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of ethics is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under as well as under applicable rules of The Nasdaq Global Market. Our code of ethics is available on the Investor Relations section of our website (www.nextest.com), which is under the Corporate section of our website. To the extent permitted by regulatory requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item, see “Executive Compensation “ in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

For the information required by this Item, see “Security Ownership of Certain Beneficial Holders” and “Equity Plan Information” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required by this Item, see “Certain Relationship and Related Transactions” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the information required by this Item, see “Principal Accountant Fees and Services” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document
3.1†	Amended and Restated Certificate of Incorporation

3.4†	Amended and Restated Bylaws

4.1†	Specimen Common Stock Certificate

4.2†	Information and Registration Rights Agreement by and among Nextest Systems Corporation and certain holders of preferred stock, dated as of November 27, 2001

10.1†	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended

10.2†	Form of Option Agreement under Nextest Systems Corporation 1998 Equity Incentive Plan

10.3†	Nextest Systems Corporation 2006 Equity Incentive Plan

10.4†	Form of Option Agreement under Nextest Systems Corporation 2006 Equity Incentive Plan

10.5†	Nextest Systems Corporation 2006 Employee Stock Purchase Plan

10.6	Form of Indemnification Agreement

10.7†	Lease Agreement dated October 16, 2000 by and between Lawrence L. Reece Trust and the Company

10.8†	Lease Agreement dated April 8, 2004 by and between Wilson Hui, Theresa Hui, Yen Hui, Yenny Chuong and James Chuong and the Company

21.1	Subsidiaries of Nextest Systems Corporation

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included on page 66)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CEO

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

†	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-130100) filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nextest Systems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Nextest Systems Corporation and its subsidiaries at June 24, 2006 and June 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective December 25, 2005, the Company changed the manner in which it accounts for stock-based compensation.

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 12, 2006

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 24, 2006	June 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$68,667	$10,474
Accounts receivable, net of allowances of $90 at June 24, 2006 and $157 at June 25, 2005 (including balances due from a related party, see Note 11)	16,518	12,836
Inventory	26,099	13,150
Income tax receivable	86	—
Deferred tax assets	2,976	2,835
Prepaid expenses and other current assets	1,032	298

Total current assets	115,378	39,593
Property and equipment, net	3,868	3,750
Restricted cash	317	417
Deferred tax assets	1,067	975
Other assets	466	1,080

Total assets	$121,096	$45,815

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,585	$3,499
Accrued liabilities	5,946	3,100
Deferred income	4,890	3,792
Customer deposits	—	761
Income tax payable	1,163	218

Total current liabilities	14,584	11,370

Deferred income	458	380
Other liabilities	202	239

Total liabilities	15,244	11,989

Commitments and contingencies (See Note 9)

Series B Mandatorily Redeemable Convertible Preferred Stock:
$2.50 par value; 0 and 8,000,000 shares authorized at June 24, 2006 and June 25, 2005, respectively; 0 and 8,000,000 shares issued and outstanding at June 24, 2006 and June 25, 2005, respectively (Series B liquidation preference of $40,000,000 at June 25, 2005)	—	30,784

Stockholders’ equity:
Preferred Stock: 10,000,000 and 0 shares authorized at June 24, 2006 and June 25, 2005, respectively	—	—
Series A Convertible Preferred Stock: $3.00 par value; 0 and 500,000 shares authorized at June 24, 2006 and June 25, 2005, respectively; 0 and 500,000 shares issued and outstanding at June 24, 2006 and June 25, 2005, respectively (Series A liquidation preference of $1,500,000 at June 25, 2005)	—	1,490
Common Stock: $0.001 par value; 140,000,000 and 85,000,000 shares authorized at June 24, 2006 and June 25, 2005, respectively; 17,512,278 and 8,762,046 shares issued and outstanding at June 24, 2006 and June 25, 2005 respectively	18	9
Additional paid-in capital	101,597	3,434
Deferred stock-based compensation	(359)	(863)
Notes receivable from stockholders	—	(1,028)
Retained earnings	4,596	—

Total stockholders’ equity	105,852	3,042

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity	$121,096	$45,815

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Net revenue (including net sales to a related party, see Note 11)	$87,669	$48,447	$44,450
Cost of revenue	42,161	25,527	21,119

Gross profit	45,508	22,920	23,331

Operating expenses:
Research and development	8,394	6,657	6,351
Selling, general and administrative	21,666	17,067	13,117

Total operating expenses	30,060	23,724	19,468

Income (loss) from operations	15,448	(804)	3,863
Interest and other income, net:
Interest and other income (expense), net	1,315	213	229
Interest expense	(67)	(60)	(31)

Interest and other income, net	1,248	153	198

Income (loss) before income taxes	16,696	(651)	4,061
Income tax (provision) benefit	(5,608)	339	2,190

Net income (loss)	11,088	(312)	6,251
Accretion of Series B preferred stock redemption value	(7,753)	(4,343)	(4,047)
Amount allocated to participating Series A preferred stockholders	—	—	(90)

Net income (loss) available to common stockholders	$3,335	$(4,655)	$2,114

Basic and diluted net income (loss) per share available to common stockholders:
Net income (loss) per common share, basic	$0.31	$(0.54)	$0.25

Net income (loss) per common share, diluted	$0.27	$(0.54)	$0.22

Weighted average number of shares used in per share calculations, basic	10,882,956	8,663,287	8,312,113

Weighted average number of shares used in per share calculations, diluted	12,140,957	8,663,287	9,457,404

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2003	500,000	$1,490	8,305,067	$8	$1,404	$—	$(1,051)	$1,779	$3,630
Issuance of common stock upon exercise of options	—	—	402,454	1	111	—	—	—	112
Deferred stock-based compensation	—	—	—	—	2,906	(2,906)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	891	—	—	891
Accretion of Series B mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	(4,047)	(4,047)
Interest on notes receivable from stockholders	—	—	—	—	—	—	(55)	—	(55)
Repayment of principal and interest on notes receivable from stockholders	—	—	—	—	—	—	78	—	78
Net income	—	—	—	—	—	—	—	6,251	6,251

Balance at June 26, 2004	500,000	1,490	8,707,521	9	4,421	(2,015)	(1,028)	3,983	6,860
Issuance of common stock upon exercise of options	—	—	54,525	—	14	—	—	—	14
Deferred stock-based compensation	—	—	—	—	(329)	329	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	823	—	—	823
Accretion of Series B mandatorily redeemable convertible preferred stock	—	—	—	—	(672)	—	—	(3,671)	(4,343)
Interest on notes receivable from stockholders	—	—	—	—	—	—	(55)	—	(55)
Repayment of interest on notes receivable from stockholders	—	—	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	—	—	(312)	(312)

Balance at June 25, 2005	500,000	$1,490	8,762,046	$9	$3,434	$(863)	$(1,028)	$—	$3,042

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Continued)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 25, 2005	500,000	$1,490	8,762,046	$9	$3,434	$(863)	$(1,028)	$—	$3,042
Issuance of common stock under restricted stock agreement	—	—	7,500	—	71	(71)	—	—	—
Issuance of common stock upon exercise of options	—	—	50,900	—	67	—	—	—	67
Deferred stock-based compensation (in accordance with APB 25)	—	—	—	—	1,907	(1,907)	—	—	—
Elimination of deferred stock-based compensation at adoption of FAS 123(R) (See Note 4)	—	—	—	—	(1,331)	1,331	—	—	—
Stock-based compensation	—	—	—	—	716	1,151	—	—	1,867
Interest on notes receivable from stockholders	—	—	—	—	—	—	(10)	—	(10)
Repayment of interest on notes receivable from stockholders	—	—	—	—	—	—	33	—	33
Repurchase of common stock (See Note 6)	—	—	(170,918)	—	(645)	—	1,005	(360)	—
Conversion of Series A convertible preferred stock to common stock	(500,000)	(1,490)	262,750	—	1,490	—	—	—	—
Accretion of Series B mandatorily redeemable convertible preferred stock	—	—	—	—	(1,621)	—	—	(6,132)	(7,753)
Conversion of Series B mandatorily redeemable convertible preferred stock to common stock	—	—	4,000,000	4	38,533	—	—	—	38,537
Proceeds from initial public offering, net of issuance costs of $912	—	—	4,600,000	5	58,976	—	—	—	58,981
Net income	—	—	—	—	—	—	—	11,088	11,088

Balance at June 24, 2006	—	$—	17,512,278	$18	$101,597	$(359)	$—	$4,596	$105,852

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income (loss)	$11,088	$(312)	$6,251
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,324	1,076	557
Provision for inventory write-downs	1,079	1,954	585
Stock-based compensation	1,867	823	891
Deferred taxes provision (benefit)	560	(296)	(3,514)
Interest on notes receivable from stockholders	(10)	(55)	(55)
Interest on short-term investments	—	(50)	(54)
Changes in current assets and liabilities:
Accounts receivable	(3,682)	(2,300)	(5,149)
Inventory	(14,871)	2,771	(12,796)
Income tax receivable	(86)	—	3,027
Prepaid expenses and other current assets	(734)	820	(853)
Other assets	42	(47)	(43)
Accounts payable	(914)	(3,287)	5,146
Accrued and other liabilities	2,809	(2,272)	3,662
Income taxes payable	724	(1,783)	280
Deferred income	1,176	3,089	(500)
Customer deposits	(761)	401	(1,200)

Net cash provided by (used in) operating activities	(389)	532	(3,765)

Cash flows from investing activities:
Purchases of property and equipment	(599)	(304)	(2,128)
Purchases of short-term investments	—	(6,000)	(15,075)
Sales and maturities of short-term investments	—	11,051	15,155
Changes in restricted cash	100	100	100

Net cash provided by (used in) investing activities	(499)	4,847	(1,948)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	58,981	—	—
Proceeds from exercise of options	67	14	112
Repayment of principal and interest on notes receivable from stockholders	33	55	78

Net cash provided by financing activities	59,081	69	190

Net increase (decrease) in cash and cash equivalents	58,193	5,448	(5,523)
Cash and cash equivalents at beginning of period	10,474	5,026	10,549

Cash and cash equivalents at end of period	$68,667	$10,474	$5,026

Supplementary cash flow information:
Cash paid for income taxes	$4,406	$1,996	$1,066

Refunds received for income taxes	$102	$257	$3,049

Non-cash financing activities:
Extinguishment of principal on notes receivable from stockholders (see Note 6 )	$1,005	$—	$—

Conversion of Series B Preferred Stock (see Note 7)	$38,537	$—	$—

Accretion of Series B Preferred Stock	$7,753	$4,343	$4,047

Inventory capitalized as test and demonstration equipment	$716	$1,343	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation:

The Company

Nextest Systems Corporation (the “Company”), was incorporated in California in November 1997 and reincorporated in Delaware in March 2006. The Company is engaged in the design, development manufacturing, sale and service of automatic test equipment (“ATE”) for the semiconductor industry.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry and in addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. Historically a small number of customers have accounted for a significant portion of the Company’s revenue. The Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Such factors could negatively impact the Company’s cash flows from operations and liquidity.

Initial Public Offering

On March 21, 2006, the Company committed to sell 4,600,000 shares of its common stock at an offering price of $14.00 per share in connection with its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1 (Registration No. 333-130100) (“Form S-1”) that was declared effective by the Securities and Exchange Commission on March 21, 2006. The IPO was completed on March 27, 2006 resulting in net proceeds to the Company of $59.0 million after both underwriters’ commissions and approximately $0.9 million in issuance costs. In addition, the Company paid approximately $0.4 million of issuance costs on behalf of the selling stockholders which it has recognized as expense in the accompanying consolidated statement of operations. In connection with the IPO and prior to its completion, the Company’s stockholders approved and authorized (i) the Company’s reincorporation from California to Delaware (the “Reincorporation”), (ii) an increase in the number of shares of the Company’s common stock authorized for issuance from 85,000,000 to 140,000,000 (the “Common Stock Authorization”), (iii) the Company’s Board of Directors to issue 10,000,000 shares of the Company’s preferred stock, from time to time (the “Preferred Stock Authorization”) and (iv) a 1 for 2 reverse stock split of the Company’s outstanding shares of common stock (all common stock amounts and per share amounts herein reflect the 1 for 2 reverse stock split) (the “Reverse Stock Split”). The Company completed the Reincorporation and the Reverse Stock Split immediately prior to and in conjunction with the IPO. On March 21, 2006, all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Mandatorily Redeemable Preferred Stock (“Series B Preferred”) automatically converted into an aggregate of 4,262,750 shares of the Company’s common stock (see Note 7).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign currency translation

The U.S. dollar is the functional currency for the Company’s wholly-owned subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in “Interest and other income, net.” Such gains or losses have not been material for any period presented.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty and estimated fair values of stock options, common and preferred stock) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, title has passed, the selling price is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier and shipping terms are FOB shipping point. When the arrangement with the customer includes future obligations or is contingent on obtaining customer acceptance (generally a new customer or a new product to an existing customer), revenue is deferred and recognized only when these obligations have been met or customer acceptance has been received. The Company’s product sales consist primarily of the sale of equipment. If the Company provides services (primarily extended warranty and maintenance service) along with the product, which are considered as multiple deliverables, such services are accounted for separately in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a stand-alone basis and the fair value of the undelivered items can be reliably determined. The Company allocates total consideration, which is fixed and determinable, to separate deliverables, consisting of separate units of accounting based on the fair values of these units of accounting as determined by reference to the ordinary selling price of these units when they are sold on a stand-alone basis. Thereafter, depending on the nature of the deliverables comprising a unit of accounting, and the corresponding revenue recognition conventions, the Company recognizes revenue when all revenue recognition criteria are met.

The Company’s customers do not have general rights of return. The substantial majority of the Company’s sales are directly to end customers. The Company does not recognize revenue on evaluation units it may consign to its customers until a purchase order is placed by the customer and all other conditions of the Company’s revenue recognition policy are met.

The Company recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts, and short-term rental contracts, ratably over the contractual period and recognizes the costs associated with these contracts as incurred. Rental revenues are included as a component of product sales and have been immaterial to date. Revenue for out-of-warranty repairs that are not subject to service contracts is recognized when the repaired product is delivered to a common carrier.

Deferred product revenue relates to shipped but not yet accepted product and unearned revenue for extended warranty and is reported net of its related cost of revenue in the caption “Deferred Income” in the accompanying consolidated balance sheets.

Shipping and handling cost

Shipping and handling charged to customers are recorded as revenue. These costs are included in the company’s cost of revenue. Such charges were not significant in any of the periods presented.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $782,000, $695,000 and $347,000 for the years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively.

Research and development

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to materials, outside contractors, equipment depreciation and other engineering overhead costs. All research and development costs are expensed as incurred.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. The Company deposits all of its cash and cash equivalents with two high credit quality financial institutions.

Short-term investments

The Company considers marketable securities with remaining maturities at the time of purchase greater than three months and that are expected to be realized within one year from the balance sheet date as short-term investments. Marketable securities consist of debt securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” with net unrealized gains and losses reported within stockholders’ equity. There were no unrealized gains and losses at June 24, 2006 and June 25, 2005. Realized gains or losses on sale or maturity of securities are determined based on specific identification and are included in interest and other income, net. Short-term investments consist entirely of auction rate securities which when purchased had auction-rate reset dates within 90 days of the purchase date. Such auctions are assumed to occur as scheduled, but there can be no assurance that such auctions will occur. There were no short-term investments at June 24, 2006 and June 25, 2005.

Restricted cash

Restricted cash of $312,000 and $412,000 at June 24, 2006 and June 25, 2005, respectively, was held for the purpose of supporting an irrevocable standby letter of credit. The standby letter of credit is held as collateral for the lease of the Company’s 1901 Monterey Road headquarters facility. This letter of credit and its restricted cash balance are reduced annually by $100,000 in November. In addition, $5,000 was held as collateral for the Company’s Visa/MasterCard Merchant Account at June 24, 2006 and June 26, 2005.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities and/or market-consistent interest rates.

The Company’s Series B mandatorily redeemable preferred stock has been accreted to its estimated fair value at its redemption date through March 21, 2006, the date of our initial public offering, when they were converted into common stock (see Note 7). Prior to the completion of the Company’s public offering, the estimated fair value of the Series B Preferred shares at its redemption date was determined by the Board of Directors; while the March 21, 2006 redemption value was determined based on the offering price of the initial public offering. In determining such fair value when the company was private, the Board of Directors considered a number of factors, including:

•	the fair value of the Company’s common stock;

•	contemporaneous or retrospective valuations performed by valuation specialists; and

•	dividend, conversion, redemption and liquidation preferences of the Series B Preferred shares.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s deposits are primarily in checking and money market accounts with reputable financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are derived from U.S. dollar denominated revenue earned from customers located primarily in North America, Europe and Asia. The Company performs on-going credit evaluations of its customers’ financial condition. While the Company generally does not require collateral, in certain circumstances it may require a customer to provide an irrevocable letter of credit and/or a significant cash prior to shipment. The Company assesses collectibility of its accounts receivable and provides a valuation allowance for its estimate of uncollectible amounts. The Company had no significant provisions, write-offs or recoveries during the years ended June 24, 2006, June 25, 2005 and June 26, 2004.

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Customer
SanDisk	29%	16%	26%
Hynix	18	—	—
Samsung	15	19	—
Atmel	11	34	21
Amkor	—	—	14

The following table sets forth accounts receivable from customers comprising 10% or more of the Company’s total accounts receivable balance at the period ends indicated:

	June 24, 2006	June 25, 2005
Customer
Atmel	29%	—%
UTAC	18	—
Samsung	—	28
Hynix	—	45

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Due to changing market conditions, estimated future requirements, age of inventories on-hand and our introduction of new products, the Company regularly reviews inventory quantities on-hand and records a provision to write-down excess and obsolete inventory to its estimated net realizable value based on the Company’s estimated future demand. A significant increase in the demand for the Company’s products could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the provisions for excess inventory quantities on-hand. In addition, the Company’s industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on-hand and therefore higher provisions for obsolete inventory. When the Company records a provision for excess and obsolete inventory, a new cost basis for the inventory is created. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized.

Inventory provisions for the years ended June 24, 2006, June 25, 2005 and June 26, 2004 were $1.1 million, $2.0 million and $0.6 million respectively. Recoveries resulting from sales of previously written-down inventory for the years ended June 24, 2006, June 25, 2005 and June 26, 2004 were $0.4 million, $0.6 million and $1.5 million, respectively.

Certain components used in the Company’s products are purchased from a single or a limited group of suppliers. Although all single or limited group sourced components are currently available in adequate amounts, shortages of such components could develop in the future. The Company typically does not have written supply agreements and purchases these components through individual purchase orders.

Inventory held at customers represents evaluation units that have been consigned to potential customers for evaluation and test purposes (usually less than one year). There is no contractual obligation for the Company’s customers to purchase these evaluation units. Returned units are added to inventory and subsequently sold to other customers. Costs of refurbishing such inventory have historically been insignificant. Net revenue from sales of these evaluation units was approximately $685,000, $90,000 and $1,539,000 in the years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively. Gross margins on these sales were generally consistent with the overall gross margins in those periods.

Field service inventory represents spare parts used by the service department to support warranty and service activities and is not held for resale to our customers. This inventory generally must be maintained regardless of whether the systems they support are in the Company’s existing product offering or whether they are used to support products. The Company records a provision to cost of revenue for field service inventory that it deems to be excess or obsolete to write such inventory down to its estimated net realizable value.

Property and equipment

Property and equipment, including leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets.

The depreciation and amortization periods of property and equipment are as follows:

Demonstration equipment	5 years
Computer and test equipment	5 years
Computer software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

Demonstration equipment consists primarily of Company-owned test systems used to allow its customers to observe and test the systems’ operations and functionality. Depreciation of demonstration equipment is included in selling, general and administrative expense. Generally, the Company does not offer its demonstration equipment for sale to its customers, however if a unit is sold, the Company’s policy is to transfer the asset back into inventory. When revenue is recognized the depreciated cost basis of the equipment is recorded as cost of revenue.

Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in income (loss) from operations in the period realized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets. There have been no impairments of long-lived assets through June 24, 2006 and June 25, 2005.

Income taxes

The Company accounts for income taxes under the liability method whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that a portion or the entire deferred tax asset will not be realized.

In addition, the Company’s calculation of their tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than the Company’s original estimate.

Warranty

The Company generally warrants its product against defect, in material, and workmanship and non-conformance to the Company’s specification for a period of twelve months. The Company’s warranty provision is based on the Company’s best estimate, considering historical experiences with similar products as well as other assumptions that are considered reasonable under the circumstances. A provision for the estimated cost of warranty is recorded as a cost of revenue and is included in accrued liabilities when the related revenue is recognized.

(in thousands)
Balance at June 28, 2003	$232
Accrual for warranties issued	638
Settlements made	(448)

Balance at June 26, 2004	422
Accrual for warranties issued	457
Settlements made	(509)

Balance at June 25, 2005	370
Accrual for warranties issued	829
Settlements made	(564)

Balance at June 24, 2006	$635

Stock-based compensation

On December 25, 2005, the Company began accounting for its employee stock purchase and stock incentive plans under the provisions of FASB Statement No. 123 (R), “Share-Based Compensation”, (“FAS No. 123 (R)”). FAS No. 123 (R) requires the recognition of the fair value of stock-based compensation in net income. Prior to December 25, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with APB No. 25 (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123 (“FAS No. 123”.) Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded on a graded vesting basis in accordance with FASB Interpretation No. 28.

The Company was required to adopt FAS No. 123 (R) in the first interim period beginning after filing its registration statement on Form S-1 in December 2005. For grants subsequent to the adoption of FAS 123(R), the fair values of the Company’s unvested stock units were calculated based on the fair value of our common stock at the dates of grant. The fair values of the Company’s stock options and employee stock purchase plan awards (of which there have been none to date) are estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, the estimated life of each award, the risk-free interest rate, and the expected dividend yield. The expected volatilities are based on a peer group of companies because as a new public company there is not adequate historical data for the Company’s own stock. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns. The expected life of options issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Changes in these assumptions may have a significant impact on the results of operations. The fair value of stock-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method for awards granted after the adoption of FAS No. 123 (R) and continue to use a graded vesting method for awards granted prior to the adoption of FAS No. 123 (R).

Net income (loss) per share

Basic net income (loss) available to common stockholders per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The net income (loss) available to common stockholders is calculated by deducting the accretion of the estimated redemption fair value of the Series B mandatorily redeemable convertible preferred stock and dividends allocable to the Series A convertible preferred stockholders from net income (loss) to determine the net income (loss) available to common stockholders.

Diluted net income (loss) available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent dilutive. Under the treasury stock method the Company included the impact of assumed windfall tax benefits as a part of the proceeds calculation related to options outstanding prior to the adoption of FAS No. 123 (R).

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share data):

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Numerators:
Net income (loss)	$11,088	$(312)	$6,251
Accretion of Series B preferred stock redemption value (1)	(7,753)	(4,343)	(4,047)
Net income allocated to participating Series A preferred stockholders (2)	—	—	(90)

Net income (loss) available to common stockholders—Basic	3,335	(4,655)	2,114
Net income allocated to participating preferred stockholders	—	—	—

Net income (loss) available to common stockholders—Diluted	$3,335	$(4,655)	$2,114

Denominators:
Weighted-average common shares outstanding	10,913,787	8,741,557	8,497,953
Unvested common shares subject to repurchase	(30,831)	(78,270)	(185,840)

Weighted-average shares—Basic	10,882,956	8,663,287	8,312,113

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Dilutive effect of employee stock options	1,034,066	—	959,451
Dilutive effect of Series A convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	194,175	—	—
Dilutive effect of unvested common shares subject to repurchase	29,760	—	185,840

Weighted-average shares—Dilutive	12,140,957	8,663,287	9,457,404

Net income (loss) per common share—Basic	$0.31	$(0.54)	$0.25

Net income (loss) per common share—Diluted	$0.27	$(0.54)	$0.22

(1)	Income is not allocated to the Series B preferred stockholders because the accretion of the estimated redemption value of the Series B preferred stock is greater than its original price plus cumulative dividends.
(2)	No allocation was made to the Series A preferred stockholders in fiscal years 2006 and 2005, as such an allocation would have been antidilutive.

The following outstanding mandatorily redeemable convertible preferred stock and convertible preferred stock, common stock options and unvested common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	June 24, 2006	June 25, 2005	June 24, 2004
Series B mandatorily redeemable convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	4,000,000	4,000,000
Series A convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	262,750	262,750
Unvested common shares subject to repurchase	—	52,500	—
Stock options	184,750	1,390,225	29,750

Comprehensive income

Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There was no difference between the Company’s net income (loss) and its comprehensive income (loss) for the years ended June 24, 2006, June 25, 2005 and June 26, 2004.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The effective date of this Statement for the Company is for the first fiscal year beginning after December 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Statement for the Company is for the first fiscal year beginning after December 15, 2005. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

Note 2—Balance Sheet Components (in thousands):

	June 24, 2006	June 25, 2005
Inventory:
Raw materials	$16,971	$6,879
Work-in-progress	2,753	1,578
Inventory held at customers	2,258	2,558
Field service inventory	1,787	944
Finished goods	2,330	1,191

	$26,099	$13,150

	June 24, 2006	June 25, 2005
Property and equipment, net:
Demonstration equipment	$1,235	$1,152
Computer and test equipment	3,796	2,864
Computer software	806	557
Furniture and fixtures	42	42
Leasehold improvements	1,908	1,791
Construction in progress	52	118

	7,839	6,524
Less: Accumulated depreciation and amortization	(3,971)	(2,774)

	$3,868	$3,750

Depreciation and amortization expense was $1,324,000, $1,076,000 and $557,000 for the years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively.

	June 24, 2006	June 25, 2005
Accrued liabilities:
Payroll and related expenses	$2,967	$1,269
Accrued commissions	1,013	411
Accrued warranty	635	370
Professional fees	398	116
Accrued liability for inventory in-transit	173	116
Other accrued expenses	760	818

	$5,946	$3,100

Note 3—Income Taxes:

The Company’s income (loss) before income taxes is all U.S. source income (loss). The provision (benefit) for income taxes consists of the following (in thousands):

	June 24, 2006	June 25, 2005	June 26, 2004
Current:
Federal	$4,189	$(80)	$1,236
State	781	(3)	(53)
Foreign	78	40	141

	5,048	(43)	1,324

Deferred:
Federal	712	48	(2,184)
State	(152)	(344)	(1,330)
Foreign	—	—	—

	560	(296)	(3,514)

Total provision (benefit) for income taxes	$5,608	$(339)	$(2,190)

The difference between the actual tax rate and the U.S. statutory tax rate is as follows:

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Federal income tax provision (benefit) calculated using U.S. statutory tax rate	35.0%	(35.0)%	35.0%
State tax, net of federal benefit	2.4	(34.6)	1.6
Foreign tax	(0.3)	(1.3)	4.9
Research and development credit	(0.9)	(23.5)	(12.1)
Export tax benefit	(4.7)	(3.3)	(4.0)
Deferred stock-based compensation	1.4	37.1	7.2
Meals and entertainment	0.2	6.4	0.6
Changes in tax reserves	—	2.1	—
Other	0.5	—	(1.1)
Change in deferred tax valuation allowance	—	—	(86.0)

Total effective tax rate	33.6%	(52.1)%	(53.9)%

Deferred tax assets and liabilities consist of the following (in thousands):

	June 24, 2006	June 25, 2005
Deferred tax assets:
Research and development credits	$384	$594
Alternative minimum tax credits	371	40
Net operating loss carryforwards	—	113
Depreciation and amortization	—	160
Accruals, reserves and other	3,495	2,903

Gross deferred tax assets	4,250	3,810
Less deferred tax liability related to depreciation	(207)	—

Net deferred tax assets	$4,043	$3,810

As of June 28, 2003, the Company recorded a valuation allowance of $3.5 million covering all of its deferred tax assets because management determined it was more likely than not that the assets would not be realized. During the fiscal year ended June 26, 2004, the Company determined that based on the Company’s return to profitability as evidenced by pre-tax income and forecasted profitability for the foreseeable future that it was more likely than not that the deferred tax assets would be realized. Therefore, the valuation allowance of $3.5 million established in the fiscal year ended June 28, 2003 was reversed. The Company has determined that based upon continued taxable income and forecasted profitability for the foreseeable future, it remains more likely than not that the deferred tax asset will be realized. The deferred tax asset is primarily comprised of reversing temporary differences related mainly to inventory write-downs, depreciation and accrued expenses.

At June 24, 2006, the Company has research and development tax credit carryforwards of approximately $0.6 million available for state tax purposes at June 24, 2006. The tax credit carryforward will be carried forward indefinitely until utilized.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards and tax credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

Note 4—Adoption of FASB Statement No. 123 (R), “Share-Based Payment”

At June 24, 2006, the Company had three stock-based employee compensation plans as described in Note 5. One of the plans, the Employee Stock Purchase Plan (“Purchase Plan”), was approved; however, the plan had not been implemented or offered to the Company’s employees as of June 24, 2006. Prior to December 25, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with APB No. 25 (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123 FAS No. 123. Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded on a graded vesting basis in accordance with FASB Interpretation No. 28. The Company was required to adopt FAS No. 123 (R) in the first interim period beginning after the filing of its initial registration statement on Form S-1 in December 2005. Effective December 25, 2005, the Company adopted the fair value recognition provisions of FAS No. 123 (R), using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based compensation awards recognized in the three months ended March 25, 2006 includes: (a) compensation cost for all share-based awards granted (except those granted before April 2004 that were valued at minimum value) prior to, but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and

(b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with provisions of FAS No. 123 (R). Results for prior periods have not been restated. Options granted before April 2004 (minimum value options) continue to be accounted for in accordance with the provisions of APB No. 25.

The effect of the adoption of FAS No. 123 (R) was to reduce the Company’s income before income taxes by $286,000, net income by $257,000 and basic and diluted earnings per share by $0.02 for the fiscal year ended June 25, 2006.

FAS No. 123 (R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of FAS No. 123 (R) did not have an impact on operating and financing cash flows because the Company did not have any excess tax benefits in the period of adoption.

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

Note 5—Stock Option Plans:

At June 24, 2006, the Company has two active share-based plans, which are described below. The compensation cost that has been charged against income for the plans was $1.9 million, $0.8 million and $0.9 million for the fiscal years ended June 24, 2006 and June 25, 2005 and June 26, 2004 respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $474,000, $54,000 and $23,000 for the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively. Compensation cost included in inventory and the cost portion of deferred income was $45,000 at June 24, 2006. Share-based compensation cost related to awards outstanding at the adoption of FAS No. 123 (R) is attributed based on graded vesting. Compensation cost related to awards granted after the adoption date is attributed based on a straight-line method.

Stock Option Plans

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

In March 2006, the board and the shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) for the grant of stock options, stock appreciation rights, stock awards and cash awards. A total of 1,000,000 shares were authorized and reserved for issuance under the 2006 Plan and provided for that any shares reserved for future issuance and not covered by outstanding awards under the 1998 Plan will become available for grant under the 2006 Plan.

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

The Company issues new shares of its common stock upon the exercise of stock options.

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

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The valuation model requires several significant assumptions and judgments about the variables to be assumed in the calculation including expect life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the options. To the extent actual results differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns, the expected life of option issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatilities are based on a peer group of companies because as a new public company there is not adequate historical data for our own stock. Based upon the analysis of the volatilities of the common stock of the peer group and the Company’s capital structure management determined its expected volatility was 90% in the years ended June 24, 2006, June 25, 2005 and from April 16, 2004. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

In the years ended June 24, 2006, June 25, 2005 and June 26, 2004, the weighted average grant date fair value of options issued pursuant to the Company’s plans was $3.67, $5.40 and $4.72 per share, respectively, and was calculated using the following weighted-average assumptions:

Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Dividend yield	None	None	None
Risk-free interest rate	3.96%-4.36%	3.18%-3.84%	2.75%-3.65%
Expected life (in years)	2.6	3.8	5.0

A summary of option activity under the plans during twelve months ended June 24, 2006, is presented below:

Options	Shares (000)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 26, 2005	1,390,225	$2.50
Granted	698,275	$6.35
Exercised	(50,900)	$1.32
Cancelled	(31,550)	$1.31

Outstanding at June 24, 2006	2,006,050	$3.88	6.9	$27,523

Fully Vested and Expected to Vest at June 24, 2006	1,973,879	$3.86	6.9	$27,121

Exercisable at June 24, 2006	1,000,670	$3.05	6.0	$14,560

The aggregate intrinsic value was determined by using the closing market price of $17.60 of our common stock on June 23, 2006.

As of June 24, 2006, there was $2.0 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The total intrinsic value of options exercised in the fiscal year ended June 24, 2006, June 25, 2005 and June 26, 2004 was $0.5 million, $0.5 million and $2.6 million, respectively. There was no excess tax benefit realized from options exercised for the fiscal year ended June 24, 2006.

In the three months ended December 24, 2005, the Company issued 7,500 restricted shares with a fair value of $9.50 per share that vest over five years with 20% annual cliff vesting. A summary of nonvested share activity during the fiscal year ended June 24, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at June 26, 2005	53	$1.72
Granted	8	$9.50
Vested	(53)	$1.72

Nonvested at June 24, 2006	8	$9.50

As of June 24, 2006, there was $55,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, was $622,000, $553,000 and $884,000, respectively.

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

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
	(in thousands except per share data)
Net income (loss), as reported	$11,088	$(312)	$6,251
Add: Stock-based employee compensation expense included in net income (loss), net of related tax	1,393	769	868
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(1,101)	(368)	(16)

Pro forma net income (loss)	$11,380	$89	$7,103

Basic net income (loss) per share available to common stockholders:
As reported	$0.31	$(0.54)	$0.25

Pro forma	$0.33	$(0.49)	$0.36

Diluted net income (loss) per share available to common stockholders:
As reported	$0.27	$(0.54)	$0.22

Pro forma	$0.30	$(0.49)	$0.31

The pro-forma disclosure above for the year ended June 24, 2006 is provided because the Company did not adopt FAS No. 123 (R) until the beginning of the third fiscal quarter of fiscal year 2006.

Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Years Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Cost of revenue	$188	$121	$133
Research and development	687	259	205
Selling, general and administrative	992	443	553

Total	$1,867	$823	$891

Deferred stock-based compensation included in equity represents the unamortized intrinsic value of minimum value options outstanding at June 24, 2006 that continue to be accounted for under APB No. 25.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

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

Note 6—Common Stock:

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

At June 24, 2006 and June 25, 2005, there were 7,500 and 52,500 shares of common stock, respectively, subject to repurchase. As of June 24, 2006, the Company has reserved 3,850,459 shares of common stock for future issuance of which 3,350,459 shares are issuable under the 2006 Plan and 500,000 shares issuable under the Purchase Plan.

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

As consideration for the purchase of a portion of these shares the Company accepted promissory notes totaling $1,027,500 from certain officers, directors and employees. These promissory notes accrued interest at a rate of 4% to 6% per annum and were payable in full in 2006. All of these notes were full recourse and were collateralized by the individual’s personal assets including the related shares purchased. One of the notes limited the personal liability to 30% of the face value of the instrument and as a result, variable accounting was required until such time as the underlying restricted shares had vested or the loan was repaid. Due to the increased fair value of the underlying common stock, the Company recorded a charge of approximately $10,000, $73,000 and $124,000 during fiscal years ended 2006, 2005 and 2004, respectively. On September 21, 2005, these notes were extinguished in exchange for the holders returning to the Company 170,918 shares with a fair value of $5.88 per share as determined by the Board of Directors. These shares were retired and added back to the shares available for future grants under the Company’s 1998 Plan.

Restricted Stock Issuance

In the years ended June 25, 2005 and June 26, 2004, the Company did not issue any new restricted stock. In fiscal 2006, the Company issued 7,500 restricted shares with a fair value of $9.50 per share and recorded deferred stock-based compensation of $71,000. This grant vests over five years with 20% annual cliff vesting. The expense will be recognized over the requisite service period.

Registration Rights

The Company and the holders of Series B entered into an “Information and Registration Rights Agreement” on November 27, 2001. Among other things, the agreement provides that upon receipt of notice of demand to effect registration with respect to all or a part of the registrable securities (4,000,000 common shares after conversion) from holders aggregating at least 50% of the Series B stockholders, as converted to common stock, the Company must employ all reasonable efforts in good faith to cause such registration statement to become effective and maintain such effectiveness for 180 days. The notice of demand to effect registration may be made at any time after the earlier of (a) four years after the date of the agreement or (b) twelve months after the closing of the Company’s qualified initial public offering of shares of common stock pursuant to a registration statement. The agreement does not provide for any liquidated damages by the Company to the Series B holders if the Company is unable to complete the registration or maintain such effectiveness for 180 days. Except those common shares that were included as selling shareholders in the initial public offering, no other common shares have been registered on behalf of the former Series B stockholders under these registration rights as of June 24, 2006.

Dividend Restrictions

At June 24, 2006, payment of dividends on the common stock of the Company is restricted under the revolving credit facility. The Company currently has no intent to pay dividends.

Note 7—Convertible Preferred Stock:

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

	Series A Preferred		Series B Preferred
	Before Conversion	Conversion	Before Conversion	Conversion
Classified as:
Balance at conversion	$1,490	$(1,490)	$38,537	$(38,537)
Common stock, $0.001 par value		0		4
Additional paid in capital		$1,490		$38,533

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

Note 8—Employment Benefit Plan:

In 1998, the Company adopted a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1996. The Plan covers essentially all U.S. employees. Eligible employees may make voluntary contributions to the Plan up to statutory annual limitations and the Company is allowed to make discretionary contributions. The Company has made no discretionary contributions to date.

Note 9—Commitments and Contingencies:

Lease Commitments

The Company has a lease through December 10, 2007 covering approximately 33,200 square feet of office space in San Jose, California for the Company’s main corporate facilities, including R&D, sales and marketing, manufacturing, finance and administration. In May 2004, the Company leased approximately 19,240 square feet of additional space in San Jose, California, which the Company uses for receiving, shipping and warehousing activities. This lease runs through October 31, 2008. The Company has additional leases for office space in Portland, Oregon used for R&D activities and in Mesa, Arizona for sales and applications support. The Company leases office space in the Philippines for board repair and sales and service activities. The Company also has leases for office space in Japan, Korea, Thailand, China, the United Kingdom and Italy for sales and services.

Rent expense for the years ended June 24, 2006, June 25, 2005 and June 26, 2004 was $1,432,000, $1,358,000 and $1,153,000, respectively. Future minimum lease payments as of June 24, 2006 under non-cancelable operating leases are as follows (in thousands):

Fiscal 2007	$1,483
Fiscal 2008	726
Fiscal 2009	100
Fiscal 2010	13
Fiscal 2011 and thereafter	—

$2,322

Purchase commitments

There were no non-cancelable purchase commitments that exceeded twelve months at June 24, 2006 or June 25, 2005.

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

The Company’s sales agreements indemnify their customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.

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

Line of Credit

Since April 29, 2005, the Company has a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at June 24, 2006 was 8.25%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of June 24, 2006, there have been no borrowings under the line of credit and the Company was in compliance with the covenant and other restrictions.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of June 24, 2006, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Note 10—Segment and Geographic Information:

The Company operates in one segment, designing, manufacturing and marketing of automated test equipment for the semiconductor industry. This determination was reached upon review of the structure of the Company’s internal organization, the financial information that the Company’s chief operating decision maker uses to make decisions about operating matters, such as resource allocations and performance assessment and the structure of discrete financial information available. All products and services are marketed in the geographic regions in which the Company operates.

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” county, if known. The Company’s net revenue by geographic regions was (in thousands):

	Year Ended
	June 24, 2006		June 25, 2005		June 26, 2004
North America, Primarily United States	$15,460	17.6%	$20,107	41.5%	$17,043	38.3%
Asia/Pacific
Korea	29,588	33.7	10,149	21.0	5,707	12.8
Taiwan	17,458	19.9	1,074	2.2	3,877	8.7
Thailand	4,464	5.1	2,332	4.8	3,215	7.2
People’s Republic of China	14,786	16.9	8,577	17.7	5,409	12.2
Philippines	1,464	1.7	1,053	2.2	6,122	13.8
Other	571	0.6	488	1.0	476	1.1

Total Asia Pacific	68,331	77.9	23,673	48.9	24,806	55.8

Europe, Middle East and Africa (EMEA)	3,878	4.5	4,667	9.6	2,601	5.9

	$87,669	100.0%	$48,447	100.0%	$44,450	100.0%

Over 90% of the Company’s long-lived assets consisting of property and equipment are located in the United States.

Note 11—Related Party Transactions:

At June 25, 2005 and June 26, 2004, the Company held non-recourse promissory notes from one executive, one non-executive employee and three directors totaling $1,027,500. The notes were issued in connection with the purchase of shares of common stock in October 2000, January 2001, March 2001 and April 2002. On September 21, 2005, these notes were extinguished and a total bonus payment of $117,000 that was approved by the Board of Directors was paid to the directors and an executive and $48,000 to one non-executive employee to reimburse them for the tax consequences related to the repurchase of their restricted common stock to extinguish their non-recourse promissory notes (see Note 6). The bonus was recognized in the accompanying consolidated statement of operations as selling, general and administrative expense.

The Company sells its products to one of its common stockholders (a former Series A Preferred stockholder) which management believes are on arm’s length terms based on prices charged to other unrelated customers. Total net sales to the stockholder were $9,272,000, $16,502,000, $9,506,000 in the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively. The balance due from the stockholder was $4,843,000 and $657,000 at June 24, 2006 and June 25, 2005, respectively. This stockholder’s ownership represents less than 0.4% of the common stock outstanding at June 24, 2006 and it does not have the right to appoint a member to the Company’s Board of Directors and does not have active involvement in the day to day management or direction of Company policies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 12th day of September, 2006.

NEXTEST SYSTEMS CORPORATION

By:	/s/ ROBIN ADLER
Robin Adler Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robin Adler and James P. Moniz and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBIN ADLER Robin Adler	Chief Executive Officer and Chairman (Principal Executive Officer)	September 12, 2006

/s/ JAMES P. MONIZ James P. Moniz	Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2006

/s/ HOWARD MARSHALL Howard Marshall	Director	September 12, 2006

/s/ JUAN A. BENITEZ Juan A. Benitez	Director	September 12, 2006

/s/ STEPHEN G. NEWBERRY Stephen G. Newberry	Director	September 12, 2006

/s/ RICHARD L. DISSLY Richard L. Dissly	Director	September 12, 2006

/s/ EUGENE R. WHITE Eugene R. White	Director	September 12, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1†	Amended and Restated Certificate of Incorporation

3.4†	Amended and Restated Bylaws

4.1†	Specimen Common Stock Certificate

4.2†	Information and Registration Rights Agreement by and among Nextest Systems Corporation and certain holders of preferred stock, dated as of November 27, 2001

10.1†	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended

10.2†	Form of Option Agreement under Nextest Systems Corporation 1998 Equity Incentive Plan

10.3†	Nextest Systems Corporation 2006 Equity Incentive Plan

10.4†	Form of Option Agreement under Nextest Systems Corporation 2006 Equity Incentive Plan

10.5†	Nextest Systems Corporation 2006 Employee Stock Purchase Plan

10.6	Form of Indemnification Agreement

10.7†	Lease Agreement dated October 16, 2000 by and between Lawrence L. Reece Trust and the Company

10.8†	Lease Agreement dated April 8, 2004 by and between Wilson Hui, Theresa Hui, Yen Hui, Yenny Chuong and James Chuong and the Company

21.1	Subsidiaries of Nextest Systems Corporation

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included on page 66)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CEO

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

†	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-1301000) initially filed with the Securities and Exchange Commission on December 2, 2005