Form 10-Q
period 2006-09-23
NEXTEST SYSTEMS CORP
filed 2006-11-07
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2006.

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

As of November 3, 2006, there were 17,592,053 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NEXTEST SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 23, 2006	June 24, 2006
ASSETS
Current assets:
Cash and cash equivalents	$53,041	$68,667
Short-term investments	15,540	—
Accounts receivable, net of allowances of $90 at September 23, 2006 and at June 24, 2006	20,184	16,518
Inventory	26,706	26,099
Deferred tax assets	3,006	2,976
Prepaid expenses and other current assets	1,020	1,118

Total current assets	119,497	115,378
Property and equipment, net	3,786	3,868
Restricted cash	317	317
Deferred tax assets	855	1,067
Other assets	478	466

Total assets	$124,933	$121,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,529	$2,585
Accrued liabilities	4,399	5,946
Deferred income	2,125	4,890
Customer deposits	9	—
Income tax payable	3,020	1,163

Total current liabilities	13,082	14,584
Deferred income	336	458
Other liabilities	189	202

Total liabilities	13,607	15,244

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock: no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.001 par value; 140,000,000 shares authorized 17,558,003 and 17,512,278 shares issued and outstanding at September 23, 2006 and June 24, 2006, respectively	18	18
Additional paid-in capital	102,215	101,597
Deferred stock-based compensation	(287)	(359)
Retained earnings	9,380	4,596

Total stockholders’ equity	111,326	105,852

Total liabilities and stockholders’ equity	$124,933	$121,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	September 23, 2006	September 24, 2005
Net revenue	$26,859	$17,205
Cost of revenue	12,358	8,421

Gross profit	14,501	8,784

Operating expenses:
Research and development	2,162	1,733
Selling, general and administrative	5,670	4,633

Total operating expenses	7,832	6,366

Income from operations	6,669	2,418
Interest and other income, net	837	74

Income before income taxes	7,506	2,492
Income tax provision	2,722	873

Net income	4,784	1,619
Accretion of Series B preferred stock redemption value	—	(1,224)
Amount allocated to Series A preferred stockholders	—	(45)

Net income available to common stockholders	$4,784	$350

Basic and diluted net income per share available to common stockholders:
Net income per common share, basic	$0.27	$0.04

Net income per common share, diluted	$0.25	$0.04

Weighted average number of shares used in per share calculation, basic	17,508,192	8,721,902

Weighted average number of shares used in per share calculation, diluted	18,768,888	9,492,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 23, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$4,784	$1,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	364	317
Provision for inventory write-downs	244	28
Stock-based compensation	360	142
Deferred tax provision (benefit)	182	(371)
Interest on notes receivable from stockholders	—	(10)
Interest on short-term investments	(46)	—
Tax benefits from stock-based compensation plans	186	—
Excess tax benefits from stock-based compensation plans	(178)	—
Changes in current assets and liabilities:
Accounts receivable	(3,666)	7,632
Inventory	(1,041)	(2,995)
Prepaid expenses and other current assets	98	31
Other assets	(12)	10
Accounts payable	944	(994)
Accrued liabilities	(1,560)	(45)
Income tax payable	1,849	1,233
Deferred income	(2,887)	(2,624)
Customer deposits	9	1,382

Net cash provided by (used in) operating activities	(370)	5,355

Cash flows from investing activities:
Purchase of property and equipment	(92)	(65)
Purchases of available-for-sale securities	(15,580)	—
Maturities of available-for-sale securities	86	—

Net cash used in investing activities	(15,586)	(65)

Cash flows from financing activities:
Proceeds from exercise of stock options	152	19
Excess tax benefits from stock-based compensation plans	178	—
Repayment of principal and interest on notes receivable from stockholders	—	33

Net cash provided by financing activities	330	52

Net increase (decrease) in cash and cash equivalents	(15,626)	5,342
Cash and cash equivalents at beginning of period	68,667	10,474

Cash and cash equivalents at end of period	$53,041	$15,816

Non-cash financing activities:
Extinguishment of principal on notes receivable from stockholders	$—	$1,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—The Company

Nextest Systems Corporation (the “Company”) was incorporated in California in November 1997 and reincorporated in Delaware in March 2006. The Company is engaged in the design, development, manufacturing, sale and service of automatic test equipment (“ATE”) for the semiconductor industry.

On March 21, 2006, the Company sold 4,600,000 shares of its common stock at an offering price of $14.00 per share in its initial public offering resulting in net proceeds to the Company of $58.6 million after both underwriters’ commissions and approximately $1.3 million in issuance costs.

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in June. Fiscal 2007 and fiscal 2006 are 53 and 52 week fiscal years, respectively. The periods for the three months ended September 23, 2006 and September 24, 2005 included 13 weeks each.

Note 2— Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The June 24, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods indicated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty and estimated fair values of stock options and redeemable preferred stock) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3– Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2009 fiscal year. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its financial statements.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 24, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Adoption of SAB 108 is not expected to have an impact on the Company’s financial statements.

Note 4—Short-term Investments

The Company considers marketable securities with remaining maturities at the time of purchase greater than three months and that are expected to be realized within one year from the balance sheet date as short-term investments. Marketable securities consist of debt securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” with net unrealized gains and losses reported within shareholders’ equity. There were no significant unrealized gains and losses reported in the three months ended September 23, 2006. Short-term investments at September 23, 2006 consisted entirely of auction rate securities which when purchased had auction-rate reset dates within 90 days of the purchase date.

Note 5—Balance Sheet Components (in thousands)

	September 23, 2006	June 24, 2006
Inventory:
Raw materials	$16,633	$16,971
Work-in-progress	5,487	2,753
Inventory held at customers	1,574	2,258
Field service inventory	1,905	1,787
Finished goods	1,107	2,330

	$26,706	$26,099

Inventory provisions for the three months ended September 23, 2006 and September 24, 2005 were $244,000 and $28,000, respectively. Recoveries resulting from sales of previously written-down inventory for the three months ended September 23, 2006 and September 24, 2005 were $38,000 and $172,000, respectively.

	September 23, 2006	June 24, 2006
Accrued liabilities:
Payroll and related expenses	$1,443	$2,967
Accrued warranty	726	635
Accrued commissions	589	1,013
Accrued liability for inventory in-transit	399	173
Professional fees	350	398
Other accrued expenses	892	760

	$4,399	$5,946

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6—Net Income Per Share

Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding for the period. The net income available to common stockholders is calculated by deducting the accretion of the estimated redemption fair value of shares of the Series B Preferred and dividends allocable to shares of the Series A Preferred from net income to determine the net income available to common stockholders.

Diluted net income available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including stock options and common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent it is dilutive.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in thousands, except share and per share data):

	Three Months Ended
	September 23, 2006	September 24, 2005
Numerators:
Net income	$4,784	$1,619
Accretion of Series B Preferred stock redemption value	—	(1,224)
Net income allocated to participating Series A Preferred stock	—	(45)

Net income available to common stockholders—Basic and Diluted	$4,784	$350

Denominators:
Weighted-average common shares outstanding	17,515,692	8,769,887
Unvested common shares subject to repurchase	(7,500)	(47,985)

Weighted-average shares—Basic	17,508,192	8,721,902

Dilutive effect of employee stock options	1,256,649	722,545
Dilutive effect of unvested common shares subject to repurchase	4,047	47,985

Weighted-average shares—Dilutive	18,768,888	9,492,432

Net income per common share—Basic	$0.27	$0.04

Net income per common share—Diluted	$0.25	$0.04

The following outstanding mandatorily redeemable convertible preferred stock and convertible preferred stock and common stock options were excluded from the computation of diluted net income per share as they would have had an antidilutive effect:

	Three Months Ended
	September 23, 2006	September 24, 2005
Series B Preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	4,000,000
Series A Preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	262,750
Stock options	1,000	164,300

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7– Stock-based Compensation

The Company adopted the provisions of FASB Statement No. 123 (R) (“FAS No. 123 (R)”) on December 25, 2005. As a result, the method of accounting for stock-based compensation in the quarter ended September 23, 2006 is different from the method used in the quarter ended September 24, 2005.

At September 23, 2006, the Company has two active share-based plans. The compensation cost that has been charged against income for the plans was $0.4 million and $0.1 million for the three months ended September 23, 2006 and September 24, 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $71,000 and $6,000 for the three months ended September 23, 2006 and September 24, 2005. Compensation cost included in inventory and the cost portion of deferred income was $57,000 at September 23, 2006. Compensation cost related to awards outstanding at the adoption of FAS No. 123 (R) is attributed based on graded vesting. Compensation cost related to awards granted after the adoption date is attributed based on a straight-line method.

No options were granted in the three months ended September 23, 2006.

As of September 23, 2006, there was $1.6 million and $47,000 of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plans and nonvested shares, respectively. These costs are expected to be recognized over weighted-average periods of 1.6 and 1.9 years, respectively.

The total intrinsic value of options exercised in the three months ended September 23, 2006 was $0.5 million. There was $0.2 million excess tax benefit realized from options exercised for the three months ended September 23, 2006.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FAS No. 123 to options granted under the Company’s share-based plans prior to the adoption of FAS No. 123 (R). For purposes of the pro forma disclosure, the value of the option is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

(in thousands except per share data)	Three Months Ended September 24, 2005
Net income, as reported	$1,619
Stock-based compensation included in reported net income under APB No. 25, net of related tax	136
Stock-based compensation expense determined under fair value based method under SFAS No. 123, net of related tax	(149)

Pro forma net income	$1,606

Basic and diluted net loss per share available to common shareholders:
As reported	$0.04

Pro forma	$0.04

The pro-forma disclosure above for three month period ended September 24, 2005 is provided because the Company did not adopt FAS No. 123 (R) until the beginning of the third fiscal quarter of fiscal year 2006.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Three Months Ended
	September 23, 2006	September 24, 2005
Cost of revenue	$45	$21
Research and development	137	41
Sales, general and administrative	178	80

Total	$360	$142

Deferred stock-based compensation included in equity represents the unamortized intrinsic value of minimum value options that continue to be accounted for under APB No. 25.

Note 8—Segment and Geographic Information

The Company operates in one segment: designing, manufacturing and marketing of automated test equipment for the semiconductor industry.

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” country, if known. The Company’s net revenue by geographic regions was (in thousands):

	Three Months Ended
	September 23, 2006		September 24, 2005
North America, primarily United States	$7,996	29.8%	$1,825	10.6%
Asia/Pacific
Korea	7,693	28.6	12,984	75.5
Taiwan	3,839	14.3	86	0.5
Thailand	1,259	4.7	111	0.6
People’s Republic of China	3,726	13.9	1,598	9.3
Philippines	340	1.3	98	0.5
Other	155	0.5	28	0.2

Total Asia Pacific	17,012	63.3	14,905	86.6
Total Europe, Middle East and Africa (EMEA)	1,851	6.9	475	2.8

	$26,859	100.0%	$17,205	100.0%

Over 90% of the Company’s long-lived assets are located in the United States.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9—Commitments and Contingencies

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

(in thousands)
Beginning balance at June 24, 2006	$635
Accrual for warranties issued	219
Settlements made	(128)

Ending balance at September 23, 2006	$726

Beginning balance at June 25, 2005	$370
Accrual for warranties issued	163
Settlements made	(106)

Ending balance at September 24, 2005	$427

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

Line of Credit

Since April 29, 2005, the Company has maintained a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at September 23, 2006 was 8.50%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of September 23, 2006, there have been no borrowings under the line of credit and the Company was in compliance with the covenant and other restrictions.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. As of September 23, 2006, the Company was not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Documents to Review In Connection With Management’s Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the three months ended September 23, 2006 and September 24, 2005, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this Form 10-Q and the financial statements and related notes included in our Form 10-K filed on September 12, 2006 with the Securities and Exchange Commission.

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

We sell our products primarily through a direct sales force primarily domiciled in the U.S and provide service primarily through employees located in the U.S. and eight international locations. These activities are augmented by a network of independent sales representatives in various global locations. We assemble and ship our products from our facility in San Jose, California. We perform board repair activities in our San Jose, California and Makati, Philippines locations.

Historically, a significant portion of our net revenue in each quarter has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our net revenue to continue to be derived from a small number of customers. In addition, we do not have purchase contracts that require our customers to continue to purchase our products. A delay in product orders or customer acceptances or cancellations could cause our quarterly net revenue to vary significantly. Additionally, our backlog is subject to order cancellations, accelerations, changes and delays, and is not necessarily indicative of future customer purchases or revenue streams. We derive a significant percentage of our net revenue from outside of the United States. In particular, we expect the Asia/Pacific region to continue to be a major source of revenue for us as we continue to further penetrate the major flash memory manufacturers located in that region. Virtually all of our net revenue to date has been denominated in U.S. dollars, however, as we expand our business into Japan, we expect much of the net revenue derived from Japan will be denominated in Japanese Yen.

The semiconductor industry is highly cyclical. Consequently, our business is subject to significant demand variations and our net revenue is difficult to predict. Although our net revenue has risen from $4.4 million in our fiscal year ended July 1, 1999 to $87.7 million in our fiscal year ended June 24, 2006, it has experienced large fluctuations in the interim periods. Additionally, our net income (loss) has fluctuated even more dramatically as most of our costs, except for product material costs and commissions, are relatively fixed regardless of the level of revenue. These circumstances are likely to continue in the future, and therefore, we cannot be certain that we will be able to maintain or exceed our current level of business. In the past, we have implemented various initiatives during downturn periods to reduce our cost structure including reducing salaries, shortening our manufacturing work week, reducing outside contractor costs and performing various assembly functions internally.

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

Selling, General and Administrative. Selling, general and administrative, or SG&A, expense includes costs related to sales and marketing personnel, sales commissions paid to internal and outside sales representatives, outside contractor expense and other sales and marketing activities, as well as salaries and related expense for administrative, finance, human resources and executive personnel and fees for legal and accounting services. We expect that general and administrative cost will increase in absolute dollars to support future operations as well as from additional costs incurred as a result of being a publicly traded company. Sales and marketing expense may also increase in absolute dollars as we continue to develop our global selling and marketing capabilities. In addition, the commission expense included in SG&A expenses can fluctuate with changes in revenue and changes in customer and customer mix comprising revenue in a particular period. SG&A expense also includes stock-based compensation cost.

Interest and Other Income, net. Interest and other income, net primarily represents interest earned on cash, cash equivalents and short-term investments, interest expense, and gains and/or losses from transactions denominated in foreign currencies, which historically have been insignificant.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 24, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Adoption of SAB 108 is not expected to have an impact on our financial statements.

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

We consider critical those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies in the portrayal of our financial condition and results of operations. These critical accounting policies are: revenue recognition, valuation of excess and obsolete inventory, deferred income tax assets and liabilities, accrued warranty obligations, allowance for doubtful accounts receivable, stock-based compensation and valuation of redeemable preferred stock.

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in “Management Discussion and Analysis” in our 2006 Annual Report on Form 10-K. We adopted FAS No. 123 (R) on December 25, 2005. As a result, the method of accounting for stock-based compensation in the quarter ended September 23, 2006 is different from the method used in the quarter ended September 24, 2005.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	September 23, 2006	September 24, 2005
Net revenue	100.0%	100.0%
Cost of revenue	46.0	48.9

Gross profit	54.0	51.1
Operating expenses:
Research and development	8.0	10.1
Selling, general and administrative	21.2	26.9

Total operating expenses	29.2	37.0

Income from operations	24.8	14.1
Interest and other income, net	3.1	0.4

Income before income taxes	27.9	14.5
Income tax provision	10.1	5.1

Net income	17.8	9.4
Accretion of Series B Preferred stock redemption value	—	(7.1)
Amount allocated to Series A Preferred stockholders	—	(0.3)

Net income available to common stockholders	17.8%	2.0%

Comparison of the Three Months Ended September 23, 2006 and September 24, 2005

Executive Summary

Net revenues for the three months ended September 23, 2006 grew 56% from the same period last year and 3% from the immediately preceding quarter ended June 24, 2006. The growth in net revenues continues a trend of quarterly sequential growth that began in the fourth fiscal quarter of 2005. However, the quarterly sequential growth rate of 3% for the current quarter from the immediately preceding quarter was the slowest rate of growth in net revenue since the third fiscal quarter of 2005. The deceleration in net revenue growth and weaker than expected bookings in the three months ended September 23, 2006 cause us to believe that we may experience a sequential decline in net revenues in the three months ended December 25, 2006. Gross margin as a percent of net revenue improved 2.9 points over the same period last year primarily due to decreased material cost.

Our operating expenses in the three months ended September 23, 2006 compared to our operating expenses in absolute dollars in the three months ended September 24, 2005 have increased as we continue to invest in research and development activities to develop future products and enhance current products; grow our global sales and marketing organization to support and expand our customer base; and, increase our administrative capabilities due to the increased compliance requirements of a public company. In addition, we adopted FAS No. 123 (R) on December 25, 2005 which increased our stock-based compensation expense approximately $0.2 million in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005. Operating expenses as a percentage of net revenues decreased to 29% from 37% in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005, because we have managed the growth in the operating expenses to be less than the increase in our net revenues. There can be no assurances that as our net revenues fluctuate in the future that we will be able to manage these expenses in relation to those future fluctuations in our net revenues.

In connection with the Company’s IPO, our Series A Preferred and Series B Preferred shares were automatically converted into approximately 4,262,750 shares of common stock effective March 21, 2006. We recorded accretion of $1.2 million in the three months ended September 24, 2005. There was no accretion charge in the three months ended September 23, 2006 due to the automatic conversion discussed above.

Net Revenue

	Three Months Ended		Change
(dollars in thousands)	September 23, 2006	September 24, 2005	$	%
Net Revenue	$26,859	$17,205	$9,654	56%

The overall increase in net revenue for the three months ended September 23, 2006 reflected a 168% increase in the number of systems sold partially offset by a decrease in the average price primarily due to a decrease in the average test capacity per system sold in the three months ended September 23, 2006 compared to the three months ended September 24, 2005. The decrease in average testing capacity per system in the fiscal 2007 period as compared to the fiscal 2006 period resulted because one customer, which represented 59% of net revenues in the fiscal 2006 period, purchased Magnum systems with large test capacity and the three largest customers comprising 69% of the net revenue in the fiscal 2007 period purchased Magnum systems configured with smaller test capacity. The average price per system sold in the three months ended September 23, 2006 decreased approximately 41% due to a higher mix of smaller capacity systems sold as compared to the three months ended September 24, 2005. Magnum systems shipments grew to 83% of our net revenue in the three months ended September 23, 2006 from 78% of our net revenue for the three months ended September 24, 2005, respectively. We believe the Magnum product will continue to provide the majority of our product revenue.

The following table provides customers that contributed 10% or more of net revenue in the three month periods ended September 23, 2006 and September 24, 2005:

	Three Months Ended
Customer	September 23, 2006	September 24, 2005
SanDisk	27%	*
Samsung	25%	16%
Atmel	17%	*
Hynix	*	59%

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific buying patterns and their test capacity requirements. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship-to or first in-use destination and during the three months ended September 23, 2006 and September 24, 2005 was as follows:

Net Revenue by Geographic Region

	Net revenue for the three months ended
(dollars in thousands)	September 23, 2006		September 24, 2005
North America, primarily United States	$7,996	29.8%	$1,825	10.6%
Asia/Pacific	17,012	63.3	14,905	86.6
EMEA (Europe, Middle East, Africa)	1,851	6.9	475	2.8

Total	$26,859	100.0%	$17,205	100.0%

North America revenue increased largely due to the increase in Atmel net revenue for shipments to their North America locations. Net revenue by geographies will vary due to the timing of capacity additions by particular customers and the particular customer locations where the capacity is being added. We believe the Asia/Pacific region will continue to be a major geographic source of our revenue, particularly for flash memory manufacturers.

Cost of Revenue and Gross Profit

(dollars in thousands)	Three Months Ended		Change
	September 23, 2006	September 24, 2005	$	%
Gross Profit	$14,501	$8,784	5,717	65%
% of Net Revenue	54.0%	51.1%

The $9.7 million increase in revenue in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 generated $4.9 million of the $5.7 million increased gross profit and the remaining $0.8 million resulted from the improvement in gross margins. The 2.9 point increase in the gross profit as a percentage of net revenue in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 resulted primarily from a 4.7 percentage point reduction in direct material cost due largely to increased purchase volumes to support the growth in revenue during the prior twelve months. This was partially offset by more efficient absorption of direct and indirect manufacturing costs in the three months ended September 24, 2005 as compared to the three months ended September 23, 2006 because in the fiscal 2006 period we were ramping up production to support increased order activity in that quarter and in the fiscal 2007 quarter production was being reduced due to a decrease in order activity. In addition some indirect manufacturing costs increased to support the increase in net revenues during the past twelve months. The benefit from sales of previously written-down inventory was $38,000 and $172,000 in the three months ended September 23, 2006 and September 24, 2005, respectively

Gross profit as a percentage of net revenue will vary depending upon the mix of customers and size of systems in a particular period. We believe that as we attempt to win more market share for our testers we may experience pricing pressures that we may not be able to offset by improved absorption or reduced material cost resulting in a lower gross profit percentage.

Research and Development Expense

	Three Months Ended		Change
(dollars in thousands)	September 23, 2006	September 24, 2005	$	%
Research and Development (“R&D”)	$2,162	$1,733	$429	25%
% of Net Revenue	8.0%	10.1%

The increase in R&D expense in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 consists primarily of $0.2 million related to compensation expense for seven additional engineers and $0.1 million increase in stock based compensation related to options issued in September 2005, later modified in December 2005, and the implementation of FAS No. 123 (R) in December 2005. The decrease as a percentage of net revenue in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 resulted because net revenues increased at a greater rate than did R&D expense.

We believe that we will continue to increase our R&D spending in future periods to support ongoing enhancements and increased research engineering activities for new products, partially offset by reduced engineering support required on the Maverick product. There can be no assurance that net revenues will increase at a rate equal to or greater than will be required for R&D increases.

Selling, General and Administrative Expense

	Three Months Ended		Change
(dollars in thousands)	September 23, 2006	September 24, 2005	$	%
Selling, General and Administrative (“SG&A”)	$5,670	$4,633	$1,037	22%
% of Net Revenue	21.2%	26.9%

The increase in SG&A expense in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 resulted due to higher compensation expense of $0.4 million because of the addition of 10 employees in sales and marketing to support growth in sales and one in finance; an increase of $0.3 million in audit, accounting and legal services largely related to becoming a public company; an increase of $0.2 million in increased sales and marketing expenses; an increase of $0.2 million in outside contractor related to new public company activities and corporate insurance costs related to director and officer premium increases; and an increase of $0.1 million in stock-based compensation due to options awarded in September 2005, later modified in December 2005, and the impact of the implementation of FAS No. 123 (R) in third quarter of fiscal year 2006. The decrease as a percentage of net revenue in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005 resulted because net revenues increased at a greater rate than did SG&A expense.

We expect SG&A will increase in future periods as we continue our international expansion, grow our administrative capabilities and incur additional outside costs required of a public company, including the costs to address the requirements of the Sarbanes-Oxley Act of 2002. The mix of the source of revenue and its implication on commission expense may either add to, or offset to some extent those additional expected costs.

Interest and Other Income, Net.

	Years Ended		Change
(dollars in thousands)	June 24, 2006	June 25, 2005	$	%
Interest and Other Income, Net	$837	$74	$763	1,031%
% of Net Revenue	3.1%	0.4%

The increase in interest and other income, net was caused by higher average cash balance invested due to the $58.6 million proceeds from the initial public offering, and higher interest rates in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005.

Income Tax Provision

	Three Months Ended
(dollars in thousands)	September 23, 2006	September 24, 2005
Income Tax Provision	$2,722	$873
Effective Tax Rate	36.3%	35.0%

The increase in the income tax provision in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005, is due to the income before income taxes increasing by $5.0 million and a higher effective rate. The increase in the effective rate in the three months ended September 23, 2006 as compared to the three months ended September 24, 2005, resulted because of the impact of the phase out of the extraterritorial (export sales benefit) exclusion (ETI) partially offset by the phase in of the domestic manufacturers deduction, the suspension of the federal R&D credit after September 2005 and an increase in the state tax rate because in fiscal 2006 our California tax was computed on an alternative minimum basis whereas in fiscal 2007 we expect it to be computed at the regular California statutory rates.

Accretion of Series B Preferred Stock Redemption Value

Because the Series B Preferred was automatically converted to common shares in conjunction with our IPO, we recorded no Series B Preferred accretion in the three months ended September 23, 2006, as compared to $1.2 million in the three months ended September 24, 2005.

Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. Factors that may cause our revenue and operating results to fluctuate include those discussed in the “Risk Factors” section of our Annual Report on Form 10-K.

Liquidity and Capital Resources

In March 2006 we completed our IPO and raised $58.6 million of net cash proceeds to the Company after underwriters’ discount and issuance costs. The transaction closed on March 27, 2006, the beginning of our fourth quarter of fiscal year 2006. As of September 23, 2006, we had cash and cash equivalents of $53.0 million and working capital of $106.4 million. As of June 24, 2006 we had cash and cash equivalents of $68.7 million and working capital of $100.8 million. The decrease in cash is primarily due to the $15.6 million use of cash in investing activities during the period. In the quarter we invested $15.6 million in short-term investments to improve our interest yield.

Cash Flows from Operating Activities

Net cash used in operating activities of $(0.4) million during the three months ended September 23, 2006, consisted of (in thousands):

Net income	$4,784
Non-cash charges (credits):
Depreciation and amortization	364
Provision for inventory write-downs	244
Interest on short-term investments	(46)
Stock-based compensation	360
Tax benefits from stock-based compensation plans	186
Excess tax benefits from stock-based compensation plans	(178)
Deferred tax provision	182
Cash invested in working capital	(6,266)

$(370)

Significant changes in assets and liabilities during the three months ended September 23, 2006, and included in the $(6.3) million change in other working capital accounts above, included a $3.7 million increase in accounts receivable as a result of a significant portion of the quarters sales occurring late in the quarter, an increase of $1.0 million in inventory, a decrease of $1.6 million of accrued liabilities due to the payment of fiscal 2006 executive bonuses in the period, and a $2.9 million reduction in deferred income as a result of the timing of acceptance of systems. These uses of cash were partially offset by a $0.9 million increase in accounts payable related to inventory purchase activity and a $1.8 million increase in income taxes payable.

Our inventory turns in the three months ended September 23, 2006 were 1.9 as compared to 2.3 in the three months ended September 24, 2005. The decrease in inventory turns in the fiscal 2007 as compared to the fiscal 2006 period resulted because we had reduced inventory purchases in late fiscal 2005 and our growth rate of net revenue initially exceeded the rate of increase in inventory purchases in the three months ended September 24, 2005. Nevertheless, we believe we can take steps to improve inventory turns at the current level of revenues over the next several quarters.

Days sales outstanding in our accounts receivable at September 23, 2006 were 68 days as compared to 28 days at September 24, 2005. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

In general, our ability to generate positive cash flows from operations is dependent on our ability to generate revenue and collect the related cash on a timely basis, while maintaining an efficient cost structure. As a result, sales volume is the most significant uncertainty in our ability to generate cash flows from operations. However, as sales increase, we will use cash for inventory and accounts receivable before it is converted to cash and cash equivalents, thereby putting pressure on our cash balances during periods of high revenue growth. We believe that our business strategies will allow us to generate future sales that, combined with our existing cash and cash equivalents, will be sufficient to fund our business for the next 12 months.

Cash Flows from Investing Activities

Cash used in investing activities in the three months ended September 23, 2006 was $15.6 million as compared to cash used in investing activities of $0.1 million in the three months ended September 24, 2005. In the three months ended September 23, 2006, we invested approximately $15.6 million in short-term investments to increase our yield on our excess cash without a significant increase in our investment risk.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.3 million in the three months ended September 23, 2006 and $0.1 million in the three months ended September 24, 2005. Cash provided by finance activities in the three months ended September 23, 2006 consisted of $0.2 million of excess tax benefits from our stock-based compensation plans as well as $0.1 million of proceeds from stock option exercises.

We believe that our current cash balances, combined with future cash flows from operations will be sufficient to meet our anticipated cash needs for operations for the next 12 months. However, a large acquisition of a complementary business, products, or technologies, or a material joint venture, could require us to obtain additional equity or debt financing, which may not be available on acceptable terms, or at all. No such activities are anticipated at this time. We are unaware of any known material trends or uncertainties that may require us to make cash management decisions that will impair our operating capabilities during the next year.

Commitments

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We have a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at September 23, 2006 was 8.50%. The agreement, which is collateralized by our assets, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of September 23, 2006, there have been no borrowings under the line of credit, and we were in compliance with the covenant and other restrictions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of September 23, 2006, our cash and cash equivalents consisted primarily of money market funds maintained at two U.S. financial institutions and short-term investments consisting of auction rate securities with auction dates within 90 days of the balance sheet date. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of September 23, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified on the Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman and Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

There was no change in our internal control over financial reporting during the three months ended September 23, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of September 23, 2006, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our initial public offering on March 21, 2006, we sold 4,600,000 shares of our common stock at the initial public offering price per share of $14.00. The net offering proceeds to us after deducting underwriters’ discount of $4.5 million and other issuance costs of $1.3 million were $58.6 million. We received the proceeds on March 27, 2006 and have not used any proceeds. The net offering proceeds have been invested in cash equivalent instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEST SYSTEMS CORPORATION

(Registrant)
Date: November 7, 2006
	By:	/s/ Robin Adler
Robin Adler
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James P. Moniz
James P. Moniz
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.