Form 10-Q
period 2006-12-23
NEXTEST SYSTEMS CORP
filed 2007-02-06
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2006.

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

As of February 5, 2007, there were 17,701,628 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NEXTEST SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	December 23, 2006	June 24, 2006
ASSETS

Current assets:
Cash and cash equivalents	$44,529	$68,667
Short-term investments	28,818	—
Accounts receivable, net of allowances of $90 at December 23, 2006 and at June 24, 2006	14,336	16,518
Inventory	25,310	26,099
Deferred tax assets	3,004	2,976
Prepaid expenses, taxes and other current assets	2,334	1,118

Total current assets	118,331	115,378
Property and equipment, net	3,919	3,868
Restricted cash	217	317
Deferred tax assets	930	1,067
Other assets	484	466

Total assets	$123,881	$121,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,173	$2,585
Accrued liabilities	4,466	5,946
Deferred income	1,308	4,890
Income tax payable	1,198	1,163

Total current liabilities	9,145	14,584
Deferred income	333	458
Other liabilities	196	202

Total liabilities	9,674	15,244

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock: no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.001 par value; 140,000,000 shares authorized, 17,666,853 and 17,512,278 shares issued and outstanding at December 23, 2006 and June 24, 2006, respectively	18	18
Additional paid-in capital	102,818	101,597
Deferred stock-based compensation	(224)	(359)
Retained earnings	11,595	4,596

Total stockholders’ equity	114,207	105,852

Total liabilities and stockholders’ equity	$123,881	$121,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Net revenue	$17,930	$19,425	$44,789	$36,630
Cost of revenue	8,198	9,959	20,556	18,380

Gross profit	9,732	9,466	24,233	18,250

Operating expenses:
Research and development	2,213	2,019	4,375	3,752
Selling, general and administrative	5,507	5,136	11,177	9,769

Total operating expenses	7,720	7,155	15,552	13,521

Income from operations	2,012	2,311	8,681	4,729
Interest and other income, net	802	99	1,639	173

Income before income taxes	2,814	2,410	10,320	4,902
Income tax provision	599	728	3,321	1,601

Net income	2,215	1,682	6,999	3,301
Accretion of Series B preferred stock redemption value	—	(1,777)	—	(3,001)
Amount allocated to Series A preferred stockholders	—	—	—	(45)

Net income (loss) available to common stockholders	$2,215	$(95)	$6,999	$255

Basic and diluted net income (loss) per share available to common stockholders:
Net income (loss) per common share, basic	$0.13	$(0.01)	$0.40	$0.03

Net income (loss) per common share, diluted	$0.12	$(0.01)	$0.37	$0.03

Weighted average number of shares used in per share calculation, basic	17,587,542	8,576,564	17,547,867	8,649,233

Weighted average number of shares used in per share calculation, diluted	18,692,392	8,576,564	18,699,544	9,485,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 23, 2006	December 24, 2005
Cash flows from operating activities:
Net income	$6,999	$3,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740	643
Provision for inventory	459	362
Stock-based compensation	734	964
Deferred tax provision (benefit)	109	(1,114)
Interest on notes receivable from stockholders	—	(10)
Tax benefits from stock-based compensation plans	349	—
Excess tax benefits from stock-based compensation plans	(321)	—
Changes in current assets and liabilities:
Accounts receivable	2,182	3,537
Inventory	(118)	(8,930)
Prepaid expenses, taxes and other current assets	(1,193)	(362)
Other assets	(18)	17
Accounts payable	(412)	4,085
Accrued liabilities	(1,486)	1,325
Deferred income	(3,707)	(1,729)
Income tax payable	7	2,427
Customer deposits	—	1,886

Net cash provided by operating activities	4,324	6,402

Cash flows from investing activities:
Purchase of property and equipment	(361)	(145)
Sale of property and equipment	18	—
Purchases of available-for-sale securities	(32,071)	—
Sales and maturities of available-for-sale securities	3,230	—
Changes in restricted cash	100	100

Net cash used in investing activities	(29,084)	(45)

Cash flows from financing activities:
Proceeds from exercise of stock options	301	32
Excess tax benefits from stock-based compensation plans	321	—
Repayment of principal and interest on notes receivable from stockholders	—	33

Net cash provided by financing activities	622	65

Net increase (decrease) in cash and cash equivalents	(24,138)	6,422
Cash and cash equivalents at beginning of period	68,667	10,474

Cash and cash equivalents at end of period	$44,529	$16,896

Non-cash financing activities:
Cash paid for income taxes	$4,404	$1,721

Extinguishment of principal on notes receivable from stockholders	$—	$1,005

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

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in June. Fiscal 2007 and fiscal 2006 are 53 and 52 week fiscal years, respectively. The periods for the three and six months ended December 23, 2006 and December 24, 2005 included 13 and 26 weeks, respectively.

Note 2—Basis of Presentation

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

Note 3—Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations.

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

Note 4—Short-term Investments

The Company considers marketable securities with remaining maturities at the time of purchase greater than three months and that are expected to be realized within one year from the balance sheet date as short-term investments. Marketable securities consist of debt securities that are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) with net unrealized gains and losses reported within shareholders’ equity. There were no significant unrealized gains and losses reported in the three and six months ended December 23, 2006. Short-term investments at December 23, 2006 consisted of auction rate securities which when purchased had auction-rate reset dates within 90 days of the purchase date and municipal debt securities.

Note 5—Balance Sheet Components (in thousands)

	December 23, 2006	June 24, 2006
Inventory:
Raw materials	$12,865	$16,971
Work-in-progress	3,633	2,753
Inventory held at customers	1,976	2,258
Field service inventory	2,047	1,787
Finished goods	4,789	2,330

	$25,310	$26,099

Inventory provisions for the three months ended December 23, 2006 and December 24, 2005 were $215,000 and $248,000, respectively. Recoveries resulting from sales of previously written-down inventory for the three months ended December 23, 2006 and December 24, 2005 were $315,000 and $166,000, respectively. Inventory provisions for the six months ended December 23, 2006 and December 24, 2005 were $459,000 and $400,000, respectively. Recoveries resulting from sales of previously written-down inventory for the six months ended December 23, 2006 and December 24, 2005 were $354,000 and $300,000, respectively.

	December 23, 2006	June 24, 2006
Accrued liabilities:
Payroll and related expenses	$1,797	$2,967
Accrued warranty	705	635
Accrued commissions	537	1,013
Professional fees	391	398
Accrued liability for inventory in-transit	179	173
Other accrued expenses	857	760

	$4,466	$5,946

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6—Net Income (Loss) Per Share

Basic net income (loss) available to common stockholders per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The net income (loss) available to common stockholders is calculated by deducting the accretion of the estimated redemption fair value of shares of the Series B Preferred and dividends allocable to shares of the Series A Preferred from net income to determine the net income (loss) available to common stockholders.

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Numerators:
Net income	$2,215	$1,682	$6,999	$3,301
Accretion of Series B Preferred stock redemption value	—	(1,777)	—	(3,001)
Net income allocated to participating Series A Preferred stock	—	—	—	(45)

Net income (loss) available to common stockholders—Basic and Diluted	$2,215	$(95)	$6,999	$255

Denominators:

Weighted-average common shares outstanding	17,621,588	8,612,131	17,568,640	8,691,009
Unvested common shares subject to repurchase	(34,046)	(35,567)	(20,773)	(41,776)

Weighted-average shares—Basic	17,587,542	8,576,564	17,547,867	8,649,233

Dilutive effect of employee stock options	1,103,410	—	1,149,094	794,705
Dilutive effect of unvested common shares subject to repurchase	1,440	—	2,583	41,652

Weighted-average shares—Dilutive	18,692,392	8,576,564	18,699,544	9,485,590

Net income (loss) per common share—Basic	$0.13	$(0.01)	$0.40	$0.03

Net income (loss) per common share—Diluted	$0.12	$(0.01)	$0.37	$0.03

The following outstanding mandatorily redeemable convertible preferred stock, convertible preferred stock, common stock options and unvested common shares subject to repurchase were excluded from the computation of diluted net income per share as they would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Series B Preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	4,000,000	—	4,000,000
Series A Preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	262,750	—	262,750
Unvested common shares subject to repurchase	39,650	35,856	—	7,500
Stock options	330,350	866,856	246,750	808,500

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7—Stock-based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payments” (FAS No. 123 (R)) on December 25, 2005. As a result, the method of accounting for stock-based compensation in the three and six months ended December 23, 2006 is different from the method used in the three and six months ended December 24, 2005.

At December 23, 2006, the Company has two active share-based plans. The compensation cost that has been charged against income for the plans was $0.4 million and $0.8 million for the three months ended December 23, 2006 and December 24, 2005, respectively, and $0.7 million and $1.0 million for the six months ended December 23, 2006 and December 24, 2005, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $102,000 and $277,000 for the three months ended December 23, 2006 and December 24, 2005, respectively and $181,000 and $283,000 for the six months ended December 23, 2006 and December 24, 2005 respectively. Compensation cost included in inventory and the cost portion of deferred income was $42,000 at December 23, 2006. Compensation cost related to awards outstanding at the adoption of FAS No. 123 (R) is attributed based on graded vesting. Compensation cost related to awards granted after the adoption date is attributed based on a straight-line method.

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The valuation model requires several significant assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, and assumed risk free interest rate. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns. The expected life of option issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatilities are based on a peer group of companies because as a new public company there is not adequate historical data for our own stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

In the three and six months ended December 23, 2006 and the three and six months ended December 24, 2005, the weighted average grant date fair value of options issued pursuant to the Company’s plans was calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Volatility	73%	90%	73%	90%
Risk-free interest rates	4.76%	4.15%–4.36%	4.76%	3.96%–4.36%
Expected terms	6.4 years	3.4 years	6.4 years	2.6 years
Weighted average grant-date fair value	$9.67	$5.61	$9.67	$3.67

A summary of option activity under the plans during six months ended December 23, 2006, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 24, 2006	2,006,050	$3.88
Granted	155,500	$12.64
Exercised	(114,925)	$2.62
Forfeited	(12,750)	$7.98

Outstanding at December 23, 2006	2,033,875	$4.59	6.8	$12,813

Fully Vested and Expected to vest at December 23, 2006	1,964,723	$4.59	6.8	$12,378

Exercisable at December 23, 2006	1,213,322	$3.23	6.8	$9,294

As of December 23, 2006, there was $2.7 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The total intrinsic value of options exercised in the three and six months ended December 23, 2006 was $0.6 million and $1.1 million, respectively. The total intrinsic value of options exercised in the six months ended December 24, 2005 was $0.1 million. There was $0.1 million and $0.3 million excess tax benefit realized from options exercised for the three and six months ended December 23, 2006, respectively.

In the three months ended December 23, 2006, the Company awarded 39,650 nonvested shares with a fair value of $12.64 that generally vest over five years with 20% annual cliff vesting. A summary of nonvested share activity during the six months ended December 23, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 24, 2006	7,500	$9.50
Granted	39,650	$12.64
Vested	(1,500)	$9.50

Nonvested at December 23, 2006	45,650	$12.27

As of December 23, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three and six months ended December 23, 2006 was $14,000.

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

	Three Months Ended	Six Months Ended
(in thousands except per share data)	December 24, 2005	December 24, 2005
Net income, as reported	$1,682	$3,301
Stock-based compensation included in reported net income under APB No. 25, net of related tax	535	671
Stock-based compensation expense determined under fair value based method under SFAS No. 123, net of related tax	(564)	(713)

Pro forma net income	$1,653	$3,259

Basic and diluted net income (loss) per share available to common shareholders:
As reported	$(0.01)	$0.03

Pro forma	$(0.01)	$0.02

The pro-forma disclosure above for three and six month periods ended December 24, 2005 is provided because the Company did not adopt FAS No. 123 (R) until the beginning of the third fiscal quarter of fiscal year 2006.

Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Cost of revenue	$31	$74	$76	$95
Research and development	112	312	249	353
Sales, general and administrative	231	436	409	516

Total	$374	$822	$734	$964

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” country, if known. The Company’s net revenue by geographic regions was (in thousands):

	Three Months Ended				Six Months Ended
	December 23, 2006		December 24, 2005		December 23, 2006		December 24, 2005
North America, primarily United States	$4,702	26.2%	$3,509	18.1%	$12,698	28.4%	$5,334	14.5%
Asia/Pacific
Korea	3,278	18.3	6,119	31.5	10,973	24.5	19,103	52.2
Taiwan	2,420	13.5	5,671	29.2	6,260	14.0	5,757	15.7
Thailand	131	0.7	825	4.2	1,390	3.1	936	2.6
People’s Republic of China	4,461	24.9	3,130	16.1	8,187	18.3	4,728	12.9
Philippines	1,949	10.9	90	0.5	2,288	5.1	188	0.5
Other	861	4.8	16	0.1	1,014	2.2	44	0.1

Total Asia Pacific	13,100	73.1	15,851	81.6	30,112	67.2	30,756	84.0
Total Europe, Middle East and Africa (EMEA)	128	0.7	65	0.3	1,979	4.4	540	1.5

	$17,930	100.0%	$19,425	100.0%	$44,789	100.0%	$36,630	100.0%

Over 85% of the Company’s long-lived assets are located in the United States.

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

(in thousands)
Beginning balance at June 24, 2006	$635
Accrual for warranties issued	359
Settlements made	(289)

Ending balance at December 23, 2006	$705

Beginning balance at June 25, 2005	$370
Accrual for warranties issued	348
Settlements made	(185)

Ending balance at December 24, 2005	$533

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contingencies

The Company, as permitted under Delaware law and in accordance with its By-laws, has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, there have been no claims to date, and the Company has a Director and Officer insurance policy that enables the directors and officers to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

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

Line of Credit

Since April 29, 2005, the Company has maintained a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at December 23, 2006 was 8.5%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of December 23, 2006, there have been no borrowings under the line of credit and the Company was in compliance with the covenant and other restrictions.

Lease Obligation

In December 2006, the Company signed a 5 year sublease agreement and a 5 year master lease agreement, that begins at the end of the sublease, under which the Company agreed to lease a 128,000 square foot building located at 5345 Hellyer Avenue, San Jose, California. The leased premise will be used primarily for manufacturing, research and design and general corporate purposes. The total rent obligation over the 10 year term of the two leases is $10.9 million and the lease is accounted for as an operating lease.

The Company and its landlord intend to construct improvements at the building to prepare the leased premise for its intended use. The landlord has provided a tenant improvement allowance for a portion of the construction costs.

The Company currently intends to vacate the leased premise at 1901 Monterey Road, San Jose, California at or near December 10, 2007, the end of the lease term.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. As of December 23, 2006, the Company was not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Documents to Review In Connection With Management’s Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the three and six months ended December 23, 2006 and December 24, 2005, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this Form 10-Q and the financial statements and related notes included in our Form 10-K filed on September 12, 2006 with the Securities and Exchange Commission.

Overview

We design, develop, manufacture, sell and service low-cost, high throughput ATE systems for the semiconductor industry. We target rapidly growing, high volume segments within the semiconductor industry such as the flash memory and flash-based system-on-chip markets. Our customers include IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies. Since we introduced our first products in 1998, we have shipped over 1,700 systems to more than 60 semiconductor companies worldwide.

We generally sell our products through a direct sales force principally domiciled in the U.S and provide service primarily through employees located in the U.S. and eight international locations. These activities are augmented by a network of independent sales representatives in various global locations. We assemble and ship our products from our facility in San Jose, California. We perform board repair activities in our San Jose, California and Makati, Philippines locations.

Historically, a significant portion of our net revenue in each quarter has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our net revenue to continue to be derived from a small number of customers. In addition, we do not have purchase contracts that require our customers to continue to purchase our products. A delay in product orders or customer acceptances or cancellations could cause our quarterly net revenue to vary significantly. Additionally, our backlog is subject to order cancellations, accelerations, changes and delays, and is not necessarily indicative of future customer purchases or revenue streams. We derive a significant percentage of our net revenue from outside of the United States. In particular, we expect the Asia/Pacific region to continue to be a major source of revenue for us as we continue to further penetrate major manufacturers located in that region. Virtually all of our net revenue to date has been denominated in U.S. dollars, however, as we expand our business into Japan, we expect much of the net revenue derived from Japan will be denominated in Japanese Yen.

The semiconductor industry is highly cyclical. Consequently, our business is subject to significant demand variations and our net revenue is difficult to predict. Although our net revenue has risen from $4.4 million in our fiscal year ended June 30, 1999 to $87.7 million in our fiscal year ended June 24, 2006, it has experienced large fluctuations in the interim periods. Additionally, our net income (loss) has fluctuated even more dramatically as most of our costs, except for product material costs and commissions, are relatively fixed regardless of the level of revenue. These circumstances are likely to continue in the future, and therefore, we cannot be certain that we will be able to maintain or exceed our current level of business. In the past, we have implemented various initiatives during downturn periods to reduce our cost structure including reducing salaries, shortening our manufacturing work week, reducing outside contractor costs and performing various assembly functions internally.

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

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in “Management Discussion and Analysis” in our 2006 Annual Report on Form 10-K. We adopted FAS No. 123 (R) on December 25, 2005. As a result, the method of accounting for stock-based compensation in the three and six months ended December 23, 2006 is different from the method used in the three and six months ended December 24, 2005.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.7	51.3	45.9	50.2

Gross profit	54.3	48.7	54.1	49.8
Operating expenses:
Research and development	12.4	10.4	9.7	10.2
Selling, general and administrative	30.7	26.4	25.0	26.7

Total operating expenses	43.1	36.8	34.7	36.9

Income from operations	11.2	11.9	19.4	12.9
Interest and other income, net	4.5	0.5	3.6	0.5

Income before income taxes	15.7	12.4	23.0	13.4
Income tax provision	3.3	3.7	7.4	4.4

Net income	12.4	8.7	15.6	9.0
Accretion of Series B Preferred stock redemption value	—	(9.2)	—	(8.2)
Amount allocated to Series A Preferred stockholders	—	—	—	(0.1)

Net income (loss) available to common stockholders	12.4%	(0.5)%	15.6%	0.7%

Comparison of the Three and Six Months Ended December 23, 2006 and December 24, 2005

Executive Summary

Net revenues for the three months ended December 23, 2006 declined 8% from the same period last year and 33% from the immediately preceding quarter ended September 23, 2006 marking the first sequential decline since the third fiscal quarter of 2005. The decline in net revenue was primarily driven by a decline in Magnum product purchases across our customer base. Gross margin as a percent of net revenue improved 5.6 percentage points over the same period last year primarily due to decreased material cost.

Net revenue for the six months ended December 23, 2006 increased 22% from the same period last year. The growth in revenue was primarily due to increased sales of the Magnum product as customers increased the number of systems deployed. Gross margin as a percent of net revenue improved 4.3 percentage points over the same period last year due to decreased material cost.

Our operating expenses in the three and six months ended December 23, 2006 compared to our operating expenses in absolute dollars in the three and six months ended December 24, 2005 have increased by $0.6 million and $2.0 million, respectively, as we continue to invest in research and development activities to develop future products and enhance current products; grow our global sales and marketing organization to support and expand our customer base; and, increase our administrative capabilities due to the increased compliance requirements of a public company. Operating expenses as a percent of net revenues is a function of the relative change in absolute operating expenses relative to the change in net revenue. There can be no assurances that as our net revenues fluctuate in the future that we will be able to manage these expenses in relation to those future fluctuations in our net revenues.

In connection with the Company’s IPO, our Series A Preferred and Series B Preferred shares were automatically converted into approximately 4,262,750 shares of common stock effective March 21, 2006. We recorded accretion of $1.8 million and $3.0 million in the three and six months ended December 24, 2005, respectively. There was no accretion charge in the three and six months ended December 23, 2006 due to the automatic conversion discussed above.

Net Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	December 23, 2006	December 24, 2005	$	%	December 23, 2006	December 24, 2005	$	%
Net Revenue	$17,930	$19,425	$(1,495)	(8)%	$44,789	$36,630	$8,159	22%

The overall decrease in net revenue for the three months ended December 23, 2006 reflected a $1.8 million and 10% decrease in product revenue and was partially offset by a $0.3 million and 25% increase in service revenue. The Magnum product line, which represents 72% of revenue in the three months ended December 23, 2006 is 15% below prior years results while the revenue from the Maverick/Lightning product lines increased 14% from prior year to 21% of revenue for the quarter. Service revenue increased 25% from prior year and represented 7% of revenue for the three months ended December 23, 2006. The decrease in the Magnum product line is the result of an absence of significant sales from a large customer from the same period last year and the softening of demand experienced in the market overall. The average price per Magnum system sold in the three months ended December 23, 2006 remained approximately the same as compared to the three months ended December 24, 2005. The increase in the Maverick/Lightning product line is the result of a 48% increase in volume offset by approximately 23% reduction in pricing for the product line as compared to the three months ended December 24, 2005.

The overall increase in net revenue for the six months ended December 23, 2006 reflected a 55% increase in the number of systems sold partially offset by a decrease in the average price primarily due to a decrease in the average test capacity per system sold in the six months ended December 23, 2006 compared to the six months ended December 24, 2005. The decrease in average testing capacity per system in the fiscal 2007 period as compared to the fiscal 2006 period resulted because one customer, which represented 40% of net revenues in the fiscal 2006 period, purchased Magnum systems with large test capacity and the three largest customers comprising 63% of the net revenue in the fiscal 2007 period purchased Magnum systems configured with smaller test capacity. The average price per system sold in the six months ended December 23, 2006 decreased approximately 23% due to a higher mix of smaller capacity systems sold as compared to the six months ended December 24, 2005. Magnum systems shipments were 78% of our net revenue in the six months ended December 23, 2006 and December 24, 2005, respectively. We believe the Magnum product will continue to provide the majority of our product revenue.

The following table provides customers that contributed 10% or more of net revenue in the three and six month periods ended December 23, 2006 and December 24, 2005:

	Three Months Ended		Six Months Ended
Customer	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
SanDisk	38%	42%	31%	26%
Samsung	12%	*	19%	11%
Atmel	*	10%	13%	*
Hynix	*	24%	*	40%

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific buying patterns and their test capacity requirements. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship-to or first in-use destination and during the three and six months ended December 23, 2006 and December 24, 2005 was as follows:

Net Revenue by Geographic Region	Three months ended				Six months ended
(dollars in thousands)	December 23, 2006		December 24, 2005		December 23, 2006		December 24, 2005
North America, primarily United States	$4,702	26.2%	$3,509	18.1%	$12,698	28.4%	$5,334	14.5%
Asia/Pacific	13,100	73.1	15,851	81.6	30,112	67.2	30,756	84.0
EMEA (Europe, Middle East, Africa)	128	0.7	65	0.3	1,979	4.4	540	1.5

Total	$17,930	100.0%	$19,425	100.0%	$44,789	100.0%	$36,630	100.0%

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

Cost of Revenue and Gross Profit

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	December 23, 2006	December 24, 2005	$	%	December 23, 2006	December 24, 2005	$	%
Gross Profit	$9,732	$9,466	266	3%	$24,233	$18,250	5,983	33%
% of Net Revenue	54.3%	48.7%			54.1%	49.8%

The $1.5 million decrease in revenue in the three months ended December 23, 2006 as compared to the three months ended December 24, 2005 generated a reduction of $0.7 million to gross margin which was offset by $1.0 million in non-revenue volume related improvements to gross margin. The 5.6 percentage point increase in the gross profit as a percentage of net revenue in the three months ended December 23, 2006 as compared to the three months ended December 24, 2005 resulted primarily from a 3.4 percentage point reduction in direct material cost due largely to material cost reductions negotiated with vendors over the past twelve months. Inventory purchases to support production were slowed in reaction to a decrease in order activity and we managed to minimize new inventory reserve requirements over the forecast horizon, and an increase in sales of Maverick/Lightning product line generated a recovery of previously reserved materials. The benefit from sales of previously written-down inventory was $315,000 and $166,000 in the three months ended December 23, 2006 and December 24, 2005, respectively

The $8.2 million increase in revenue in the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 generated $4.1 million of the $6.0 million increased gross profit and the remaining $1.9 million resulted from the improvement in gross margins. The 4.3 percentage point increase in the gross profit as a percentage of net revenue in the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 resulted primarily from a 4.9 percentage point reduction in direct material cost due largely to material cost reductions negotiated with vendors in conjunction with increased purchase volumes to support the growth in revenue during the prior twelve months. Indirect manufacturing costs have increased to support the increase in net revenues during the past twelve months, but have grown less than revenue. The benefit from sales of previously written-down inventory was $354,000 and $300,000 in the six months ended December 23, 2006 and December 24, 2005, respectively

Gross profit as a percentage of net revenue will vary depending upon the mix of customers and size of systems in a particular period. We believe that if we win more market share for our testers we may experience pricing pressures that we may not be able to offset by improved absorption or reduced material cost resulting in a lower gross profit percentage.

Research and Development Expense

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	December 23, 2006	December 24, 2005	$	%	December 23, 2006	December 24, 2005	$	%
Research and Development (“R&D”)	$2,213	$2,019	$194	10%	$4,375	$3,752	$623	17%
% of Net Revenue	12.4%	10.4%			9.7%	10.2%

We currently invest significantly in research and development focused on enhancing our current product offering and developing new products for other markets we plan to address. The increase in R&D expense in the three months ended December 23, 2006 as compared to the three months ended December 24, 2005 consists primarily of $0.3 million related to compensation expense for nine additional engineers and partially offset by a $0.2 million decrease in stock based compensation. The remaining increase relates primarily to increases in depreciation, materials, tooling and facility expenses. The increase in R&D expense in the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 consists primarily of $0.5 million related to compensation expense for nine additional engineers and partially offset by a $0.1 million decrease in stock based compensation. The remaining increase relates primarily to increases in depreciation, materials, tooling and facility expenses.

We believe that we will continue to increase our R&D spending in future periods to support ongoing enhancements and increased research engineering activities for new products, partially offset by reduced engineering support required on the Maverick product. There can be no assurance that net revenues will increase at a rate equal to or greater than will be required for R&D increases.

Selling, General and Administrative Expense

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	December 23, 2006	December 24, 2005	$	%	December 23, 2006	December 24, 2005	$	%
Selling, General and Administrative (“SG&A”)	$5,507	$5,136	$371	7%	$11,177	$9,769	$1,408	14%
% of Net Revenue	30.7%	26.4%			25.0%	26.7%

The increase in SG&A expense in the three months ended December 23, 2006 as compared to the three months ended December 24, 2005 resulted from higher compensation expense of $0.4 million due to the addition of 16 employees in sales and marketing to support growth in sales and one in finance; an increase of $0.2 million in audit, accounting and legal services largely related to becoming a public company; and partially offset by a $0.2 million decrease in stock based compensation. The increase in SG&A expense in the six months ended December 23, 2006 as compared to the six months ended December 24, 2005 resulted due to higher compensation expense of $1.0 million because of the addition of 16 employees in sales and marketing to support growth in sales and one in finance; an increase of $0.4 million in audit, accounting and legal services largely related to becoming a public company.

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

Interest and Other Income, Net.

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	December 23, 2006	December 24, 2005	$	%	December 23, 2006	December 24, 2005	$	%
Interest and Other Income, Net	$802	$99	$703	710%	$1,639	$173	$1,466	847%
% of Net Revenue	4.5%	0.5%			3.6%	0.5%

The increase in interest and other income, net was caused by higher average cash balance invested due to the $58.6 million proceeds from the initial public offering, higher interest rates and partial investment in higher yielding auction rate securities and municipal debt securities in the three and six months ended December 23, 2006 as compared to the three and six months ended December 24, 2005.

Income Tax Provision

	Three Months Ended		Six Months Ended
(dollars in thousands)	December 23, 2006	December 24, 2005	December 23, 2006	December 24, 2005
Income Tax Provision	$599	$728	$3,321	$1,601
Effective Tax Rate	21.3%	30.2%	32.2%	32.7%

The decrease in the income tax provision in the three months ended December 23, 2006 as compared to the three months ended December 24, 2005, is due to a decrease in the income before income taxes of $0.4 million and a lower effective rate. The decrease in the effective rate in the three months ended December 23, 2006 as compared to the three months ended December 24, 2005, resulted from the reinstatement of the federal R&D credit during the December quarter and the tax benefit derived from the disqualifying disposition of incentive stock options.

The increase in the income tax provision in the six months ended December 23, 2006 as compared to the six months ended December 24, 2005, is due to the income before income taxes increasing by $5.4 million combined with a slightly lower effective rate. The decrease in the effective rate in the six months ended December 23, 2006 as compared to the six months ended December 24, 2005, resulted from the reinstatement of the federal R&D credit during the December quarter and the tax benefit derived from the disqualifying disposition of incentive stock options and was largely offset by the impact of the phase out of the extraterritorial (export sales benefit) exclusion (ETI) partially offset by the phase in of the domestic manufacturers deduction, and an increase in the state tax rate because in fiscal 2006 our California tax was computed on an alternative minimum basis whereas in fiscal 2007 we expect it to be computed at the regular California statutory rates.

Accretion of Series B Preferred Stock Redemption Value

Because the Series B Preferred was automatically converted to common shares in conjunction with our IPO, we recorded no Series B Preferred accretion in the three and six months ended December 23, 2006, as compared to $1.8 million and $3.0 million in the three and six months ended December 24, 2005, respectively.

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

Liquidity and Capital Resources

In March 2006 we completed our IPO and raised $58.6 million of net cash proceeds to the Company after underwriters’ discount and issuance costs. The transaction closed on March 27, 2006, the beginning of our fourth quarter of fiscal year 2006. As of December 23, 2006, we had cash and cash equivalents of $44.5 million and working capital of $109.2 million. As of June 24, 2006 we had cash and cash equivalents of $68.7 million and working capital of $100.8 million. The decrease in cash from June 24, 2006 is primarily due to the $29.1 million use of cash in investing activities during the period. During the six month we invested $28.8 million in short-term investments to improve our interest yield.

Cash Flows from Operating Activities

Net cash provided by operating activities of $4.3 million during the six months ended December 23, 2006, consisted of (in thousands):

Net income	$6,999
Non-cash charges (credits):
Depreciation and amortization	740
Provision for inventory	459
Stock-based compensation	734
Tax benefits from stock-based compensation plans	349
Excess tax benefits from stock-based compensation plans	(321)
Deferred tax provision	109
Cash invested in working capital	(4,745)

$4,324

Significant changes in assets and liabilities during the six months ended December 23, 2006, and included in the $(4.7) million change in other working capital accounts above, included a decrease of $1.5 million of accrued liabilities due to the payment of fiscal 2006 executive bonuses during the six month period, an increase in prepaid expenses, taxes and other current assets of $1.2 million due to payment of estimated taxes and a $3.7 million reduction in deferred income as a result of the timing of acceptance of systems. These uses of cash were partially offset by a $2.2 million decrease in accounts receivable as a result of a decrease in sales from the quarter ended June 24, 2006.

Our inventory turns in the six months ended December 23, 2006 were 1.3 as compared to 2.1 in the six months ended December 24, 2005. The decrease in inventory turns in the fiscal 2007 as compared to the fiscal 2006 period resulted because we had reduced inventory purchases in late fiscal 2005 and our growth rate of net revenue initially exceeded the rate of increase in inventory purchases in the six months ended December 24, 2005. Nevertheless, we believe we can take steps to improve inventory turns at the current level of revenues over the next several quarters.

Days sales outstanding in our accounts receivable at December 23, 2006 were 73 days as compared to 44 days at December 24, 2005. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

In general, our ability to generate positive cash flows from operations is dependent on our ability to generate revenue and collect the related cash on a timely basis, while maintaining an efficient cost structure. As a result, sales volume is the most significant uncertainty in our ability to generate cash flows from operations. However, as sales increase, we will use cash for inventory and accounts receivable before it is converted to cash and cash equivalents, thereby putting pressure on our cash balances during periods of high revenue growth. We believe that our business strategies will allow us to generate future sales that, combined with our existing cash, cash equivalents and short-term investments, will be sufficient to fund our business for the next 12 months.

Cash Flows from Investing Activities

Cash used in investing activities in the six months ended December 23, 2006 was $29.1 million as compared to cash used in investing activities of $0.1 million in the six months ended December 24, 2005. In the six months ended December 23, 2006, we invested approximately $28.8 million, net of redemptions, in short-term investments to increase our yield on our excess cash without a significant increase in our investment risk.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.6 million in the six months ended December 23, 2006 and $0.1 million in the six months ended December 24, 2005. Cash provided by finance activities in the six months ended December 23, 2006 consisted of $0.3 million of excess tax benefits from our stock-based compensation plans as well as $0.3 million of proceeds from stock option exercises.

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

Commitments

In December 2006 the Company signed a a sublease and master lease agreement to lease a 128,000 square foot building located at 5345 Hellyer Avenue, San Jose, California for a total of 10 years. The leased premise will be used primarily for manufacturing, research and design and general corporate purposes. The total rent obligation over the term of the lease is $10.9M. The Company and its landlord intend to construct improvements at the building to prepare the leased premise for its intended use. The landlord has provided a tenant improvement allowance for a portion of the construction costs. The Company expects to fund the additional cost of outfitting the facility from general cash reserves.

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We have a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on April 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at December 23, 2006 was 8.5%. The agreement, which is collateralized by our assets, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of December 23, 2006, there have been no borrowings under the line of credit, and we were in compliance with the covenant and other restrictions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of December 23, 2006, our cash and cash equivalents consisted primarily of money market funds maintained at two U.S. financial institutions. Our short-term investments consisted of auction rate securities with auction dates within 90 days of the balance sheet date and municipal debt securities. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of December 23, 2006.

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

There was no change in our internal control over financial reporting during the three months ended December 23, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of December 23, 2006, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

We held our Annual Meeting of Shareholders on October 24, 2006. At the meeting, our shareholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withhold
Robin Adler	13,701,807	375,203
Howard D. Marshall	13,738,470	338,540
Juan A. Benitez	11,285,482	2,918,858
Richard L. Dissly	11,158,152	2,918,858
Stephan G. Newberry	11,285,482	2,791,528
Eugene R. White	11,225,981	2,919,108

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2007:

For	Against	Abstain
11,701,807	2,919,108	5,250

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit 10.11	Hellyer Avenue Lease dated December 22, 2006 by and between Mission West Properties, L.L.P. and the Registrant.

Exhibit 10.12	Hellyer Avenue Sublease dated December 22, 2006 by and between Celestica Asia Inc. and the Registrant.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEST SYSTEMS CORPORATION
(Registrant)

Date: February 6, 2007

	By:	/s/ Robin Adler

Robin Adler
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James P. Moniz

James P. Moniz
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.11	Hellyer Avenue Lease dated December 22, 2006 by and between Mission West Properties, L.L.P. and the Registrant.

10.12	Hellyer Avenue Sublease dated December 22, 2006 by and between Celestica Asia Inc. and the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.