Form 10-Q
period 2007-03-24
NEXTEST SYSTEMS CORP
filed 2007-05-08
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2007.

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

As of April 21 2007, there were 17,750,503 shares of the Registrant's Common Stock outstanding, par value $0.001.

NEXTEST SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 24, 2007	June 24, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,627	$68,667
Short-term investments	28,975	—
Accounts receivable, net of allowance of $90 at March 24, 2007 and at June 24, 2006	23,835	16,518
Inventory	21,345	26,099
Deferred tax assets	2,741	2,976
Prepaid expenses, taxes and other current assets	1,873	1,118

Total current assets	124,396	115,378
Property and equipment, net	3,886	3,868
Restricted cash	217	317
Deferred tax assets	1,847	1,067
Other assets	594	466

Total assets	$130,940	$121,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,368	$2,585
Accrued liabilities	4,837	5,946
Deferred income	3,305	4,890
Income tax payable	1,956	1,163

Total current liabilities	13,466	14,584
Deferred income	307	458
Other liabilities	501	202

Total liabilities	14,274	15,244

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock: no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.001 par value; 140,000,000 shares authorized, 17,735,103 and 17,512,278 shares issued and outstanding at March 24, 2007 and June 24, 2006, respectively	18	18
Additional paid-in capital	103,763	101,597
Deferred stock-based compensation	(169)	(359)
Retained earnings	13,054	4,596

Total stockholders’ equity	116,666	105,852

Total liabilities and stockholders’ equity	$130,940	$121,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Net revenue	$21,152	$24,970	$65,941	$61,600
Cost of revenue	10,375	11,937	30,932	30,317

Gross profit	10,777	13,033	35,009	31,283

Operating expenses:
Research and development	2,634	2,358	7,009	6,110
Selling, general and administrative	6,659	5,906	17,835	15,675

Total operating expenses	9,293	8,264	24,844	21,785

Income from operations	1,484	4,769	10,165	9,498
Interest and other income, net	835	139	2,475	312

Income before income taxes	2,319	4,908	12,640	9,810
Income tax provision	860	1,717	4,182	3,318

Net income	1,459	3,191	8,458	6,492
Accretion of Series B preferred stock redemption value	—	(4,752)	—	(7,753)

Net income (loss) available to common stockholders	$1,459	$(1,561)	$8,458	$(1,261)

Basic and diluted net income (loss) per share available to common stockholders:
Net income (loss) per common share, basic	$0.08	$(0.18)	$0.48	$(0.15)

Net income (loss) per common share, diluted	$0.08	$(0.18)	$0.45	$(0.15)

Weighted average number of shares used in per share calculation, basic	17,658,654	8,783,337	17,584,796	8,693,935

Weighted average number of shares used in per share calculation, diluted	18,780,292	8,783,337	18,717,831	8,693,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 24, 2007	March 25, 2006
Cash flows from operating activities:
Net income	$8,458	$6,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,123	971
Provision for excess inventory	1,121	621
Stock-based compensation	1,268	1,478
Deferred tax provision (benefit)	(545)	253
Interest on notes receivable from stockholders	—	(10)
Tax benefits from stock-based compensation plans	496	—
Excess tax benefits from stock-based compensation plans	(445)	—
Changes in current assets and liabilities:
Accounts receivable	(7,317)	(3,166)
Inventory	3,186	(15,031)
Prepaid expenses, taxes and other current assets	167	(868)
Income tax receivable	(849)	(68)
Other assets	(128)	77
Accounts payable	783	4,220
Accrued and other liabilities	(810)	2,899
Deferred income	(1,736)	1,052
Income tax payable	742	(301)
Customer deposits	—	2,250

Net cash provided by operating activities	5,514	869

Cash flows from investing activities:
Purchase of property and equipment	(712)	(370)
Sale of property and equipment	18	—
Purchases of available-for-sale securities	(47,388)	—
Sales and maturities of available-for-sale securities	18,340	—
Changes in restricted cash	100	100

Net cash used in investing activities	(29,642)	(270)

Cash flows from financing activities:
Proceeds from exercise of stock options	643	60
Excess tax benefits from stock-based compensation plans	445	—
Repayment of principal and interest on notes receivable from stockholders	—	33

Net cash provided by financing activities	1,088	93

Net increase (decrease) in cash and cash equivalents	(23,040)	692
Cash and cash equivalents at beginning of period	68,667	10,474

Cash and cash equivalents at end of period	$45,627	$11,166

Non-cash financing activities:
Extinguishment of principal on notes receivable from stockholders	$—	$1,005

Conversion of Series B Preferred Stock	$—	$38,537

Supplemental disclosure of cash flow information:
Income taxes paid, net of income tax refunds	$4,138	$3,317

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

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in June. Fiscal 2007 and fiscal 2006 are 53 and 52 week fiscal years, respectively. The periods for the three and nine months ended March 24, 2007 and March 25, 2006 included 13 and 39 weeks, respectively.

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

In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48 which the Company will adopt in the first quarter of fiscal 2008.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of SFAS No. 115. SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial statements.

Note 4—Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s deposits are primarily in checking and money market accounts with reputable financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are derived from U.S. dollar denominated revenue earned from customers located primarily in North America, Europe and Asia. The Company performs on-going credit evaluations of its customers’ financial condition. While the Company generally does not require collateral, in certain circumstances it may require a customer to provide an irrevocable letter of credit and/or a significant cash deposit prior to shipment. The Company assesses collectibility of its accounts receivable and provides a valuation allowance for its estimate of uncollectible amounts. The Company did not have significant provisions, write-offs or recoveries during the three and nine months ended March 24, 2007 or the three and nine months ended March 25, 2006.

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
Customer	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
SanDisk	69%	36%	44%	30%
Samsung	*	33%	14%	20%
Atmel	*	12%	11%	*
Hynix	*	*	*	24%

*	Less than 10% of net revenue in the period.

The following table sets forth accounts receivable from customers comprising 10% or more of the Company’s net accounts receivable balance at the period ends indicated:

Customer	March 24, 2007	March 25, 2006
SanDisk	67%	15%
Samsung	*	18%
Atmel	*	17%

*	Less than 10% of net accounts receivable in the period.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5—Short-term Investments

The Company considers marketable securities with remaining maturities at the time of purchase greater than three months and that are expected to be realized within one year from the balance sheet date as short-term investments. Marketable securities consist of debt securities that are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) with net unrealized gains and losses reported within stockholders’ equity. There were no significant unrealized gains and losses reported in the three and nine months ended March 24, 2007. Short-term investments at March 24, 2007 consisted of auction rate securities which when purchased had auction-rate reset dates within 90 days of the purchase date and municipal debt securities.

Note 6—Balance Sheet Components

(in thousands)	March 24, 2007	June 24, 2006
Inventory:
Raw materials	$12,127	$16,971
Work-in-progress	2,504	2,753
Inventory held at customers	948	2,258
Field service inventory	1,980	1,787
Finished goods	3,786	2,330

	$21,345	$26,099

Inventory provisions for the three months ended March 24, 2007 and March 25, 2006 were $350,000 and $259,000, respectively. Recoveries resulting from sales of previously written-down inventory for the three months ended March 24, 2007 and March 25, 2006 were $393,000 and $27,000, respectively. Inventory provisions for the nine months ended March 24, 2007 and March 25, 2006 were $1,121,000 and $621,000, respectively. Recoveries resulting from sales of previously written-down inventory for the nine months ended March 24, 2007 and March 25, 2006 were $1,057,000 and $277,000, respectively.

(in thousands)	March 24, 2007	June 24, 2006
Accrued liabilities:
Payroll and related expenses	$1,654	$2,967
Accrued warranty	721	635
Professional fees	559	398
Accrued commissions	508	1,013
Other accrued expenses	1,395	933

	$4,837	$5,946

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7—Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Numerators:
Net income	$1,459	$3,191	$8,458	$6,492
Accretion of Series B Preferred stock redemption value	—	(4,752)	—	(7,753)
Net income allocated to participating Series A Preferred stock	—	—	—	—

Net income (loss) available to common stockholders—Basic and Diluted	$1,459	$(1,561)	$8,458	$(1,261)

Denominators:
Weighted-average common shares outstanding	17,702,524	8,815,610	17,613,268	8,732,543
Unvested common shares subject to repurchase	(43,870)	(32,273)	(28,472)	(38,608)

Weighted-average shares—Basic	17,658,654	8,783,337	17,584,796	8,693,935
Dilutive effect of stock options	1,102,501	—	1,118,593	—
Dilutive effect of unvested restricted stock units	17,310	—	8,203	—
Dilutive effect of unvested common shares subject to repurchase	1,827	—	6,239	—

Weighted-average shares—Dilutive	18,780,292	8,783,337	18,717,831	8,693,935

Net income (loss) per common share—Basic	$0.08	$(0.18)	$0.48	$(0.15)

Net income (loss) per common share—Diluted	$0.08	$(0.18)	$0.45	$(0.15)

The following outstanding mandatorily redeemable convertible preferred stock, convertible preferred stock, stock options, and unvested common shares and restricted stock units subject to repurchase were excluded from the computation of diluted net income per share as they would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Series B Preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	3,824,176	—	3,941,392
Series A Preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	251,201	—	258,900
Unvested common shares subject to repurchase	—	7,500	—	7,500
Unvested restricted stock units	50,000	—	—	—
Stock options	486,750	2,019,050	236,750	2,019,050

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8—Stock-based Compensation

Effective for the third fiscal quarter of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payments” (FAS No. 123 (R)). Prior to adopting FAS No. 123(R), the Company accounted for stock-based employee compensation arrangements in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations, as permitted by FASB Statement No. 123 (“FAS No. 123”). Thus, the method of accounting for stock-based compensation in the nine months ended March 24, 2007 is different from the method used in the nine months ended March 25, 2006.

Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Cost of revenue	$47	$44	$123	$139
Research and development	157	193	407	546
Selling, general and administrative	330	276	738	793

Total	$534	$513	$1,268	$1,478

The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $192,000 and $111,000 for the three months ended March 24, 2007 and March 25, 2006, respectively and $374,000 and $396,000 for the nine months ended March 24, 2007 and March 25, 2006, respectively. Compensation cost included in inventory and the cost portion of deferred income was $38,000 at March 24, 2007. Compensation cost related to awards outstanding at the adoption of FAS No. 123 (R) is attributed using an accelerated amortization approach in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Compensation cost related to awards granted after the adoption of FAS No. 123 (R) is attributed on a straight-line basis.

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

In the three and nine months ended March 24, 2007 and the three and nine months ended March 25, 2006, the weighted average grant date fair value of options issued pursuant to the Company’s plans was calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Volatility	68.8%	90%	70.3%	90%
Risk-free interest rates	4.5%	4.31%	4.6%	3.96% - 4.36%
Expected terms	6.2 years	4.5 years	6.3 years	2.6 years
Weighted average grant-date fair value	$8.21	$5.46	$8.77	$3.67

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At March 24, 2007, the Company has two active share-based plans. A summary of stock option activity for the nine months ended March 24, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 24, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at June 24, 2006	2,006,050	$3.88
Granted	405,500	12.53
Exercised	(180,175)	3.57
Forfeited	(37,775)	7.47

Outstanding at March 24, 2007	2,193,600	$5.44	6.9	$18,365

Fully Vested and Expected to vest at March 24, 2007	2,123,405	$5.44	6.9	$17,773

Exercisable at March 24, 2007	1,183,073	$3.16	5.5	$12,606

As of March 24, 2007, there was $4.3 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The total intrinsic value of options exercised in the three months ended March 24, 2007 and March 25, 2006 was $0.5 million and $0.1 million, respectively. The total intrinsic value of options exercised in the nine months ended March 24, 2007 and March 25, 2006 was $1.6 million and $0.1 million, respectively.

In the three months ended March 24, 2007, the Company awarded 493,600 nonvested restricted stock units with a weighted average fair value of $11.26 that generally vest over five years with 20% annual cliff vesting. A summary of nonvested share activity during the nine months ended March 24, 2007, is presented below:

	Nonvested shares and restricted stock units	Weighted- Average Grant-Date Fair Value
Nonvested at June 24, 2006	7,500	$9.50
Granted	533,250	$11.36
Vested	(7,500)	$11.40
Cancelled	(5,000)	$11.12

Nonvested at March 24, 2007	528,250	$11.33

As of March 24, 2007, there was $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 4.4 years. The total fair value of shares vested during the three and nine months ended March 24, 2007 was $0.1 million.

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

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands except per share data)	Nine Months Ended March 25, 2006
Net income, as reported	$6,492
Stock-based compensation included in reported net income under APB No. 25, net of related tax	1,067
Stock-based compensation expense determined under fair value based method under SFAS No. 123, net of related tax	(1,122)

Pro forma net income	$(6,437)
Basic and diluted net income (loss) per share available to common stockholders:
As reported	$(0.15)
Pro forma	$(0.15)

The pro-forma disclosure above for the nine months ended March 25, 2006 is provided because the Company did not adopt FAS No. 123 (R) until the beginning of the third fiscal quarter of fiscal year 2006.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9—Segment and Geographic Information

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

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” country, if known. The Company’s net revenue by geographic regions was (in thousands):

	Three Months Ended				Nine Months Ended
	March 24, 2007		March 25, 2006		March 24, 2007		March 25, 2006
North America, primarily United States	$4,527	21.4%	$3,737	15.0%	$17,224	26.1%	$9,071	14.7%
Asia/Pacific
Korea	663	3.1	8,522	34.1	11,635	17.7	27,625	44.8
Taiwan	2,926	13.9	3,536	14.2	9,186	13.9	9,293	15.1
Thailand	264	1.3	825	3.3	1,654	2.5	1,761	2.9
People’s Republic of China	11,469	54.2	6,473	25.9	19,655	29.8	11,201	18.2
Philippines	1,229	5.8	184	0.7	3,517	5.3	372	0.6
Other	3	0.0	291	1.2	1,019	1.6	335	0.5

Total Asia Pacific	16,554	78.3	19,831	79.4	46,666	70.8	50,587	82.1
Total Europe, Middle East and Africa (EMEA)	71	0.3	1,402	5.6	2,051	3.1	1,942	3.2

	$21,152	100.0%	$24,970	100.0%	$65,941	100%	61,600	100.0%

Over 85% of the Company’s long-lived assets are located in the United States.

Note 10—Commitments and Contingencies

Warranty

The Company generally warrants its products against defects, in material, workmanship and non-conformance to the Company’s specification for a period of twelve months. The Company’s warranty provision is based on the Company’s best estimate, considering historical experiences with similar products as well as other assumptions that are considered reasonable under the circumstances. A provision for the estimated cost of warranty is recorded as a cost of revenue and is included in accrued liabilities when the related revenue is recognized. Changes in the Company’s warranty provision were as follows (in thousands):

Beginning balance at June 24, 2006	$635
Accrual for warranties issued	529
Settlements made	(443)

Ending balance at March 24, 2007	$721

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Beginning balance at June 25, 2005	$370
Accrual for warranties issued	588
Settlements made	(364)

Ending balance at March 25, 2006	$594

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

Line of Credit

The Company maintains a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on July 29, 2007, bearing interest at the bank’s prime rate per annum. The interest rate at March 24, 2007 was 8.25%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of March 24, 2007, there have been no borrowings under the line of credit and the Company was in compliance with the covenant and other restrictions.

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

The Company currently intends to vacate its headquarters at 1901 Monterey Road, San Jose, California at or near December 10, 2007, the end of the lease term.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. As of March 24, 2007, the Company was not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Documents to Review In Connection With Management’s Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 24, 2007 and March 25, 2006, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this Form 10-Q and the financial statements and related notes included in our Form 10-K filed on September 12, 2006 with the Securities and Exchange Commission.

Overview

We design, develop, manufacture, sell and service low-cost, high throughput ATE systems for the semiconductor industry. We target rapidly growing, high volume segments within the semiconductor industry such as the flash memory and flash-based system-on-chip markets. Our customers include IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies. Since we introduced our first products in 1998, we have shipped over 1,800 systems to more than 60 semiconductor companies worldwide.

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

The semiconductor industry is cyclical in nature and has experienced periodic downturns and upturns. Change in industry conditions often occur rapidly and can be difficult to predict. In addition, the cycles typically have a greater effect on the capital equipment manufacturers. Our business is subject to significant demand variations and our net revenue is difficult to predict. Our sales, gross margins and operating results have in the past fluctuated significantly and will, in the future, fluctuate significantly depending upon several factors.

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

Selling, General and Administrative. Selling, general and administrative, or SG&A, expense includes costs related to sales and marketing personnel, sales commissions paid to internal and outside sales representatives, outside contractor expense and other sales and marketing activities, as well as salaries and related expense for administrative, finance, human resources and executive personnel and fees for legal and accounting services. We expect that general and administrative costs will increase in absolute dollars to support future operations as well as from additional costs incurred as a result of being a publicly traded company. Sales and marketing expense may also increase in absolute dollars as we continue to develop our global selling and marketing capabilities. In addition, the commission expense included in SG&A expenses can fluctuate with changes in revenue and changes in customer mix comprising revenue in a particular period. SG&A expense also includes stock-based compensation cost.

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

In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48 which we will adopt in the first quarter of fiscal 2008.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of SFAS No. 115. SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact, if any, of adopting SFAS No. 159 on our financial statements.

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

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in “Management Discussion and Analysis” in our 2006 Annual Report on Form 10-K. We adopted FAS No. 123 (R) on December 25, 2005. As a result, the method of accounting for stock-based compensation in the three and six months ended March 24, 2007 is different from the method used in the three and nine months ended March 25, 2006.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.0	47.8	46.9	49.2

Gross profit	51.0	52.2	53.1	50.8

Operating expenses:
Research and development	12.4	9.4	10.6	9.9
Selling, general and administrative	31.5	23.7	27.1	25.5

Total operating expenses	43.9	33.1	37.7	35.4

Income from operations	7.1	19.1	15.4	15.4
Interest and other income, net	3.9	0.6	3.8	0.5

Income before income taxes	11.0	19.7	19.2	15.9
Income tax provision	(4.1)	(6.9)	(6.4)	(5.4)

Net income	6.9	12.8	12.8	10.5

Accretion of Series B Preferred stock redemption value	—	(19.0)	—	(12.6)

Net income (loss) available to common stockholders	6.9%	(6.2)%	12.8%	(2.1)%

Net Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	March 24, 2007	March 25, 2006	$	%	March 24, 2007	March 25, 2006	$	%
Net Revenue	$21,152	$24,970	$(3,818)	(15)%	$65,941	$61,600	$4,341	7%

The overall decrease in net revenue for the three months ended March 24, 2007 reflected a $4.1 million decrease in product revenue and was partially offset by a $0.3 million increase in service revenue. The Magnum product line, which represents 84% of revenue in the three months ended March 24, 2007 is below prior year results. Revenue from the Maverick/Lightning product lines has also decreased relative to the year ago quarter. Service revenue increased from prior year and represented 6% of revenue for the three months ended March 24, 2007. The decrease in the Magnum product line is the result of an absence of significant sales from a large customer from the same period last year and an overall softening of market demand. The average price per Magnum system sold increased in the three months ended March 24, 2007 as one large customer purchased higher pin count systems compared to the average systems sold during the three months ended March 25, 2006. The Maverick/Lightning product line decrease in revenue is the result of a decreased number of systems sold as compared to the three months ended March 25, 2006.

The overall increase in net revenue for the nine months ended March 24, 2007 reflected an increase in the average price per system sold for the Magnum product line partially offset by a decrease in the average price per system of the Maverick/Lighting product line compared to the nine months ended March 25, 2006. The increase in Magnum average testing capacity per system in the fiscal 2007 period as compared to the fiscal 2006 period resulted because one large customer has begun to purchase larger test capacity systems. The average price per Magnum system sold in the nine months ended March 24, 2007 increased approximately 9% due to a higher mix of larger capacity systems sold as compared to the nine months ended March 25, 2006. Magnum systems shipments were 80% of our net revenue in the nine months ended March 24, 2007 and March 25, 2006, respectively. Maverick/Lightning net revenue increased slightly for the nine months ended March 24,2007 as compared to the nine months ended March 25, 2006 as the decline in average price per system sold was offset by an increase in unit volume. We believe the Magnum product will continue to provide the majority of our product revenue. However, the specific results will fluctuate based upon specific customer buying patterns, including product configuration.

The following table provides customers that contributed 10% or more of net revenue in the three and nine month periods ended March 24, 2007 and March 25, 2006:

	Three Months Ended		Nine Months Ended
Customer	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
SanDisk	69%	36%	44%	30%
Samsung	*	33%	14%	20%
Atmel	*	12%	11%	*
Hynix	*	*	*	24%

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific buying patterns and their test capacity requirements. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship-to or first in-use destination and during the three and nine months ended March 24, 2007 and March 25, 2006 was as follows:

Net Revenue by Geographic Region	Three months ended				Nine months ended
(dollars in thousands)	March 24, 2007		March 25, 2006		March 24, 2007		March 25, 2006
North America, primarily United States	$4,527	21.4%	$3,737	15.0%	$17,224	26.1%	$9,071	14.7%
Asia/Pacific	16,554	78.3	19,831	79.4	46,666	70.8	50,587	82.1
EMEA (Europe, Middle East, Africa)	71	0.3	1,402	5.6	2,051	3.1	1,942	3.2

Total	$21,152	100.0%	$24,970	100.0%	$65,941	100.0%	$61,600	100.0%

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

Cost of Revenue and Gross Profit

(dollars in thousands)	Three Months Ended		Change		Nine Months Ended		Change
	March 24, 2007	March 25, 2006	$	%	March 24, 2007	March 25, 2006	$	%
Gross Profit	$10,777	$13,033	$(2,256)	(17.3)%	$35,009	$31,283	$3,726	11.9%
% of Net Revenue	51.0%	52.2%			53.1%	50.8%

Gross profit decreased $2.3 million in the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 due to lower revenue levels and an adverse mix change driven by specific customer and configuration changes. The specific buying pattern of individual customers has historically had a quarter to quarter impact on our reported results. The adverse volume and mix effects were partially offset by increased recovery of previously written-down inventory and improved manufacturing variances.

Gross profit increased $3.7 million in the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 due to the higher revenue levels, positive customer mix and reduction in direct material costs due largely to material cost reductions negotiated with our vendors. In addition, we benefited from increased recoveries resulting from sales of previously written-down inventory. Recoveries resulting from sales of previously written-down inventory were $1,057,000 for the nine months ended March 24, 2007, compared to $277,000 for the nine months ended March 25, 2006.

Gross profit as a percentage of net revenue will vary depending upon the mix of customers and size of systems in a particular period. We believe that if we win more market share for our testers we may experience pricing pressures that we may not be able to offset by improved absorption or reduced material cost resulting in a lower gross profit percentage.

Research and Development Expense

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	March 24, 2007	March 25, 2006	$	%	March 24, 2007	March 25, 2006	$	%
Research and Development (“R&D”)	$2,634	$2,358	$276	11.7%	$7,009	$6,110	$899	14.7%
% of Net Revenue	12.5%	9.4%			10.6%	9.9%

We currently invest significantly in research and development focused on enhancing our current product offering and developing new products for other markets we plan to address. The increase in R&D expense in the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 consists primarily of $0.3 million related to compensation expense for ten additional engineers. The remaining increase relates primarily to increases in depreciation, materials, tooling and facility expenses partially offset by reductions in stock based compensation, outside contractor and other expenses. The increase in R&D expense in the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 consists primarily of $0.6 million related to compensation expense for nine additional engineers and partially offset by a $0.1 million decrease in stock based compensation. The remaining increase relates primarily to increases in depreciation, materials, tooling and facility expenses.

We believe that we will continue to increase our R&D spending in future periods to support ongoing enhancements and increased research engineering activities for new products, partially offset by reduced engineering support required on the Maverick product. Net revenues may not increase at a rate equal to or greater than will be required for R&D increases.

Selling, General and Administrative Expense

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	March 24, 2007	March 25, 2006	$	%	March 24, 2007	March 25, 2006	$	%
Selling, General and Administrative (“SG&A”)	$6,659	$5,906	$753	12.7%	$17,835	$15,675	$2,160	13.8%
% of Net Revenue	31.5%	23.7%			27.0%	25.4%

The increase in SG&A expense in the three months ended March 24, 2007 as compared to the three months ended March 25, 2006 resulted from $0.3 million of incremental rental cost related to the Hellyer site; $0.3 million due to the addition of eight employees in sales and marketing to support growth in sales and three in finance and administration and $0.2 million in incremental selling and marketing costs. Until we exit the Monterey Road facility at or near December 10, 2007, the end of the lease term, we will have occupancy costs associated with the two facilities.

The increase in SG&A expense in the nine months ended March 24, 2007 as compared to the nine months ended March 24, 2007 resulted due to higher compensation expense of $1.3 million because of the addition of 6 employees in sales and marketing to support growth in sales and two in finance and incremental expenses associated with expanding our sales presence; an increase of $0.6 million in audit, accounting, legal and other miscellaneous costs largely related to becoming a public company and $0.3 million for the Hellyer site costs.

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

Interest and Other Income, Net.

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	March 24, 2007	March 25, 2006	$	%	March 24, 2007	March 25, 2006	$	%
Interest and Other Income, Net	$835	$139	$696	501%	$2,475	$312	$2,163	693%
% of Net Revenue	3.9%	0.6%			3.8%	0.5%

The increase in interest and other income, net was caused by higher average cash balance invested due to the $58.6 million proceeds from the initial public offering, higher interest rates and partial investment in higher yielding auction rate securities and municipal debt securities in the three and nine months ended March 24, 2007 as compared to the three and nine months ended March 25, 2006.

Income Tax Provision

	Three Months Ended		Nine Months Ended
(dollars in thousands)	March 24, 2007	March 25, 2006	March 24, 2007	March 25, 2006
Income Tax Provision	$860	$1,717	$4,182	$3,318
Effective Tax Rate	37.1%	35.0%	33.1%	33.8%

The decrease in the income tax provision in the three months ended March 24, 2007 as compared to the three months ended March 25, 2006, is due primarily to a decrease in the income before income taxes, offset by a slight increase in the effective rate. The increase in the effective rate in the three months ended March 24, 2007 as compared to the three months ended March 25, 2006, resulted primarily from the relative impact of certain permanent items on a lower pre-tax income.

The increase in the income tax provision in the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006, is due to the income before income taxes increasing by $2.8 million combined with a slightly lower effective rate. The decrease in the effective rate in the nine months ended March 24, 2007 as compared to the nine months ended March 25, 2006 resulted from the reinstatement of the federal R&D credit during the December quarter, the tax benefit derived from the disqualifying disposition of incentive stock options, and the phase in of the domestic manufacturers deduction, largely offset by the impact of the phase out of the extraterritorial (export sales benefit) exclusion (ETI). Further, the state income tax rate increased because in fiscal 2006 our California tax was computed on an alternative minimum basis whereas in fiscal 2007 we expect it to be computed at the regular California statutory rates.

Accretion of Series B Preferred Stock Redemption Value

Because the Series B Preferred was automatically converted to common shares in conjunction with our IPO, we recorded no Series B Preferred accretion in the three and nine months ended March 24, 2007, as compared to $4.8 million and $7.8 million in the three and nine months ended March 25, 2006, respectively.

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

Liquidity and Capital Resources

In March 2006 we completed our IPO and raised $58.6 million of net cash proceeds to the Company after underwriters’ discount and issuance costs. The transaction closed on March 27, 2006, the beginning of our fourth quarter of fiscal year 2006. As of March 24, 2007, we had cash and cash equivalents of $45.6 million and working capital of $110.9 million. As of June 24, 2006 we had cash and cash equivalents of $68.7 million and working capital of $100.8 million. The decrease in cash from June 24, 2006 is primarily due to the $29.6 million use of cash in investing activities during the period. During the nine months ended March 24, 2007, we invested $47.4 million in short-term investments to improve our interest yield.

Cash Flows from Operating Activities

Net cash provided by operating activities of $5.5 million during the nine months ended March 24, 2007, consisted of (in thousands):

Net income	$8,458
Non-cash charges (credits):
Depreciation and amortization	1,123
Provision for excess inventory	1,121
Stock-based compensation	1,268
Tax benefits from stock-based compensation plans	496
Excess tax benefits from stock-based compensation plans	(445)
Deferred tax benefit	(545)
Cash invested in working capital	(5,962)

$5,514

Significant changes in assets and liabilities during the nine months ended March 24, 2007, included in the $6.0 million change in other working capital accounts above, were a $7.3 million increase in accounts receivable due to the timing of sales during the nine months ended March 24, 2007 and a $1.7 million decrease in deferred income as a result of the timing of acceptance of systems. These uses of cash were partially offset by a $3.2 million decrease in inventory as a result of reduced order activity.

Our inventory turns in the nine months ended March 24, 2007 were 1.8 as compared to 2.1 in the nine months ended March 25, 2006. The decrease in inventory turns in the fiscal 2007 as compared to the fiscal 2006 period resulted because we had reduced inventory purchases in late fiscal 2005 and our growth rate of net revenue initially exceeded the rate of increase in inventory purchases in the nine months ended March 25, 2006. Nevertheless, we believe we can take steps to improve inventory turns at the current level of revenues over the next several quarters.

Days sales outstanding in our accounts receivable at March 24, 2007 were 103 days as compared to 58 days at March 25, 2006. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

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

Cash Flows from Investing Activities

Cash used in investing activities in the nine months ended March 24, 2007 was $29.6 million as compared to cash used in investing activities of $0.3 million in the nine months ended March 25, 2006. In the nine months ended March 24, 2007, we invested approximately $29.0 million, net of redemptions, in short-term investments to increase our yield on our excess cash without a significant increase in our investment risk.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.1 million in the nine months ended March 24, 2007 and $0.1 million in the nine months ended March 25, 2006. Cash provided by financing activities in the nine months ended March 24, 2007 consisted of $0.5 million of excess tax benefits from our stock-based compensation plans as well as $0.6 million of proceeds from stock option exercises.

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

Commitments

In December 2006 we signed a sublease and master lease agreement to lease a 128,000 square foot building located at 5345 Hellyer Avenue, San Jose, California for a total of 10 years. The leased premise will be used primarily for manufacturing, research and design and general corporate purposes. The total rent obligation over the term of the lease is $10.9 million. We and our landlord intend to construct improvements at the building to prepare the leased premise for its intended use. The landlord has provided a tenant improvement allowance for a portion of the construction costs. We expect to fund the additional cost of outfitting the facility from general cash reserves.

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We have a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on July 29, 2007, bearing interest at the bank’s prime rate plus 0.25% per annum. The interest rate at March 24, 2007 was 8.25%. The agreement, which is collateralized by our assets, contains a minimum net worth covenant and other restrictions. The commitment fee is $12,500 per annum for the initial $5,000,000 credit facility and an additional $12,500 for the next $5,000,000 credit facility. As of March 24, 2007, there have been no borrowings under the line of credit, and we were in compliance with the covenant and other restrictions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of March 24, 2007, our cash and cash equivalents consisted primarily of money market funds maintained at two U.S. financial institutions. Our short-term investments consisted of auction rate securities with auction dates within 90 days of the balance sheet date and municipal debt securities. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of March 24, 2007.

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

As required by Section 404 of the Sarbanes-Oxley act, we are conducting a thorough review of all of our internal control processes and procedures. As a result of this review, management has identified an opportunity to strengthen internal controls in several areas, including those relating to income tax accounting. We intend to improve the internal controls over income tax accounting during our fiscal 2007 fourth quarter by implementing more stringent levels of review of the preparation of our income tax provision and related tax liabilities.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and our system of controls may not succeed in achieving its stated goals under all conditions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of March 24, 2007, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

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

Date: May 8, 2007

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