Form 10-K
period 2007-06-30
NEXTEST SYSTEMS CORP
filed 2007-09-07
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007.

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 817-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12B-2 of the Exchange Act.

Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Market, was $100,922,705. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 31, 2007, there were 17,913,826 shares of the Registrant’s Common Stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on November 14, 2007 at 1 p.m. at Nextest’s new corporate headquarters at 875 Embedded Way, San Jose, California, 95138.

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Consolidated Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	39

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held on November 14, 2007, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	40
Item 13.	Certain Relationships and Related Transactions and Director Independence	40
Item 14.	Principal Accountant Fees and Services	40

PART IV

Item 15.	Exhibits and Financial Statement Schedules	41

	Financial Statements and Supplementary Data
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets at June 30, 2007 and June 24, 2006	45
	Consolidated Statements of Operations for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	46
	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	47
	Consolidated Statements of Cash Flows for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	49
	Notes to the Consolidated Financial Statements	50
Signatures		70
Exhibits

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the forgoing statements. Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations; the percentage of process control of our customers’ spending; orders for our products and capital equipment generally; sales of semiconductors; allocation of capital spending by our customers; growth of revenue in the semiconductor industry; the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and market acceptance of new products; timing of shipment backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

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

Introduction

We design, develop, manufacture, sell and service low-cost, high throughput automated test equipment, or ATE, systems for the semiconductor industry. We address rapidly growing, high volume segments within the semiconductor industry such as the flash memory, flash card, and flash memory based system-on-chip, or SOC, markets. Our ATE systems are also used to test other high growth, high volume integrated circuits, or ICs, such as microcontrollers, image sensors, smart cards, and field programmable logic devices, or FPGAs. In addition to their use in high volume manufacturing, our highly flexible ATE systems are used by engineers to validate and characterize the performance of ICs during the design process.

All of our ATE systems are based on our proprietary architecture that enables high throughput and low capital cost, resulting in decreased manufacturing cost and faster time-to-market for our customers. Our architecture is highly modular, parallel, scaleable and versatile and utilizes industry standard components. Our systems are used by our customers to test semiconductors that are used in a wide range of rapidly growing consumer digital products, including flash memory based portable music players, mobile phones, digital cameras, notebooks and USB flash drives. Our customers include:

•

Integrated Device Manufacturers, or IDMs.    IDMs are vertically integrated semiconductor companies such as Samsung Electronics Co., Ltd. and Intel Corp. that design and market ICs, fabricate wafers and assemble and test individual ICs;

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

Company Information

We were incorporated in the State of California on November 7, 1997, and reincorporated in the State of Delaware on March 20, 2006. Our principal executive offices are currently located at 1901 Monterey Road, San Jose, California 95112, and our telephone number is (408) 817-7200. In November 2007, we plan to move our principal executive offices to a new facility located at 875 Embedded Way, San Jose, California 95138.

We have registered “Nextest” and “Maverick” as our trademarks with the U.S. Patent and Trademark Office. All other trademarks, service marks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

Access to the Company’s Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings with the Securities and Exchange Commission (SEC) are available free of charge on our website at

www.nextest.com as soon as reasonably practical after these reports are electronically filed with or furnished to the SEC. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website. Upon the written request of any shareholder, we will provide a copy of this Form 10-K free of charge. Our filings are also available at the SEC’s website at www.sec.gov. In addition, our SEC filings may be read and/or copied at the SEC’s public reference room at 100 F Street, N.E., Washington D.C., 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room.

Industry Background

Semiconductors are the engines of the electronic world. Every electronic product contains one or more semiconductors. The market for semiconductor ICs has expanded rapidly over recent decades as semiconductor manufacturers have produced devices with increased functionality and smaller sizes at lower costs. Growth in the IC industry has been driven both by the development of new electronic products, such as portable music and video players, mobile phones, digital cameras and PDAs, as well as an increase in IC content in applications such as automobiles, telecommunications and home appliances.

Memory has become an increasingly important part of the IC market. Memory is available in many different types, including dynamic random access memory, or DRAM, and flash memory, to serve a variety of different purposes. The principal advantages of flash memory over other types of memory are that it maintains its data without any external power source and that it can be easily erased and reprogrammed. Flash memory is used for fast and easy information storage in numerous end markets but has been used most effectively in consumer digital products, including mobile phones, portable music players, digital cameras, and USB flash drives.

Growth in the flash memory market is driven by the increasing proliferation of flash memory intensive consumer digital products and the increasing amounts of flash memory capacity incorporated in them. Examples include:

•	mobile phones, where increasing usage of flash memory is driven both by growth of the mobile phone market and by inclusion of new features such as digital cameras, video and advanced graphics;

•	portable flash memory based music players;

•

digital cameras, where flash memory is used in place of traditional film to store images. Increasing usage of flash memory is driven by growth in the digital camera market and by increases in the size of flash memories used in these cameras;

•	USB flash drives, where flash memory usage is driven by growth in the USB flash drive market and by increases in the amount of flash memory per device; and

•	solid state disk (SSD) drives, where flash memory is used to replace rotating media hard disk drives in portable applications or applications requiring lower density drives.

The rapid growth of flash memory intensive consumer digital products has been enabled by rapid advances in flash memory technology that have resulted in large increases in memory size coupled with dramatic reductions in cost per bit.

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

Markets and Applications

The process of designing and manufacturing ICs is complex and capital-intensive, involving multiple steps. Testing is required throughout this process from research and development (R&D) through manufacturing to quality assurance. At each step, testing is often performed more than once. Testing is a critical component of the cost of manufacturing ICs.

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

As the semiconductor industry continues to disaggregate, outsourcing of back-end functions to PATs, also called Semiconductor Assembly and Test providers, is becoming increasingly prominent. IDMs, foundries and fabless semiconductor companies increasingly use PATs because of their packaging and test expertise and lower costs provided by economies of scale. Driven by this increased outsourcing, we anticipate the Semiconductor Assembly and Test industry will exhibit strong growth. More recently, with increasing focus on test cost and with the growing technical contributions of outsourced providers, PATs have begun to influence ATE selection, steering their customers to specific platforms where significant cost savings can be realized.

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

The benefit of our architecture is that each device is tested independently, which can result in a significant reduction of test time. Specifically, when testing multiple flash memory devices, our architecture does not require that the ATE wait for the testing on the slowest flash memory byte to be completed before moving on to test the next set of parallel bytes. This process can increase test throughput significantly and thereby reduces test costs. As the flash memory market continues to expand and flash technology continues to be integrated into microcontrollers and other SOCs, we believe the benefits of our high throughput architecture will become increasingly valuable to a wider range of semiconductor manufacturers.

Optimized CMOS image sensor (CIS) testing capabilities.    CMOS image sensors are ICs used to capture visual images and convert them to digital signals in products such as digital cameras, webcams, and camera-phones. Our ATE architecture and its implementation provide optimal CIS testing in addition to flash testing. The architecture optimizes parallel test performance by providing multiple independent resources including

CPUs, image capture memory, and image processors in hardware for maximum test throughput. Unlike competing systems, the captured image is processed locally without added overhead of data transfer to offline CPU arrays. In addition, our platform scales to very large capacity systems, capable of testing more devices simultaneously than competitive products. The benefits are shorter wafer test times, higher throughput, and lower cost.

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

Highly flexible systems.    Our ATE systems are equally capable as memory or logic testers. One key to this dual functionality is the test pattern generator at the core of our ATE system, which integrates complete memory and logic test functions, which we believe is unique in the industry. By comparison, many competing systems focus on either logic or memory testing and provide reduced testing capability for the other function. Additionally, our Maverick II system with the Lightning option provides enhanced analog and mixed-signal testing capabilities. The flexibility associated with utilizing a single ATE system to test logic, memory, or analog devices provides for reduced acquisition, training and maintenance costs and increased tester utilization. This capability is important to IDMs given the increasing complexity of ICs, but is critical to PATs as it optimizes their ATE utilization given the wide range of ICs that they test. The capability to test logic, memory and analog functions within one IC is also becoming increasingly important as SOCs become more prevalent. In our CMOS image sensor test systems, logic and memory test capabilities are combined with third party illuminator and optics subsystems to provide complete sensor solutions for CIS test.

Scalability.    We provide cost effective, optimally sized solutions. Our ATE architecture efficiently scales from personal systems with as few as 16 pins to production systems with as many as 7,680 pins. Our scalable architecture enables us to provide multiple system sizes configured with the number of pins that our customers require. We, therefore, are able to provide a lower cost solution compared with less-scalable architectures which may require the purchase of a larger system than needed. We believe we were the first to offer a low-cost personal tester, scaled to small footprint and low pin count. Our personal testers are widely used as general purpose engineering tools and for efficient parallel test of high volume low pin count devices in manufacturing.

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

Products and Services

Products

We provide a broad suite of ATE systems that test flash memory and ICs that integrate flash memory, including SOCs, microcontrollers and smart cards. We also test other types of memory and logic ICs, as well as SOCs containing a combination of logic, memory and analog functions. Our newest product also tests CMOS image sensors.

Our ATE systems are used by IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies for validation and characterization during the IC R&D process and for probe test, final test, quality assurance, yield improvement and reliability and failure analysis during the IC manufacturing process. Our ATE systems, which we believe enable our customers to bring their ICs to market faster and at lower costs, are offered on four platforms: Magnum, Magnum iCP, Maverick and Maverick II. Each of our platforms is built using a proprietary, modular architecture providing scalability with a range of test performance and functionality. A range of ATE systems, with differing pin-counts, is offered on each platform to provide customers with an application-focused solution ranging from a personal tester, or PT, with as little as 16 pins on Maverick and Maverick II, up to 7,680 pins for high volume manufacturing on our Magnum platform.

Magnum.    Magnum, our latest product, was first shipped to our customers in June of 2004. To date, we have shipped over 300 Magnum systems. With configurations as large as 7,680 pins, Magnum greatly expands the production capacity of our ATE offerings. For example, Magnum configurations with 2,560 and 5,120 pins have been installed by major manufacturers of flash memory to simultaneously test 320 and 640 NAND flash devices, respectively. NAND is the specific type of flash memory used in portable flash memory based music players such as iPod® nano and shuffle, in digital cameras, and in flash drives, and is the fastest growing segment of the flash memory business. The 7,680 pin configuration of the Magnum can test up to 960 NAND flash devices in parallel when combined with recent IC handling equipment solutions. The 7,680 pin configuration can also simultaneously test 240 NOR flash devices. NOR flash is used in cell phones and personal computers. With its low acquisition cost, high parallelism, small space requirement, and the high throughput afforded by its advanced architectural features, we believe Magnum provides the lowest cost of test for flash memory manufacturers.

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

Magnum iCP.    Magnum iCP, the newest product in our Magnum line, is a CMOS image sensor tester. It is targeted at the growing image sensor market including cell phones, PC cameras, digital still cameras, digital video, automotive and other image capture devices. The Magnum iCP supports combined image capture and processing with logic vector test capability for a one pass image sensor device test. Magnum iCP is focused on wafer test of image sensors, and it supports the integration of all the major third party illuminator optics and light sources. A key advantage for the iCP is scalability. The initial production test configuration tests up to 40 image sensor die in parallel at wafer probe. Magnum iCP can be configured as a lower cost engineering system as well. With hardware based image processing per device and graphical software tools for image capture and analysis, iCP is well positioned to serve engineering and production applications.

Maverick and Maverick II.    Maverick, our first product, was introduced in 1998. Maverick provides test frequencies of up to 66 MHz, and is directed at applications requiring the lowest cost. Maverick II, introduced in 2001, doubles Maverick’s test frequency to 133 MHz and provides enhanced performance and accuracy, while retaining all of the advantages of the Maverick architecture. We have sold over 1,500 Maverick and Maverick II systems to date. Both of these systems test a wide range of devices, including flash and other types of memory, logic devices, microcontrollers, smart cards and other SOCs. They are used throughout the IC design and manufacturing process, including R&D, manufacturing and quality assurance. Maverick and Maverick II are available in four packages—PT, ST, SST and GT—which range in size from 16 to 512 pins.

Our Lightning option can be added as an upgrade to the Maverick II. The Lightning option adds mixed signal test functionality to the Maverick II architecture resulting in the capability to test a combination of logic, memory and analog functions required by SOCs. Lightning’s mixed signal capability is focused on testing the amplifiers, filters and, especially, data converters that are often combined with digital logic and memory to form complex SOCs. The Lightning product supports a configurable system with a wide range of analog instrument options including DC voltage/current sources, analog waveform generation and capture, voltage supplies and precision references, and DC measurement units.

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

Sales, Marketing and Customers

We seek to develop and maintain strong relationships with leading IDMs, PATs, foundries and fabless semiconductor companies. Within those organizations, we sell and market to engineering and manufacturing personnel regarding our technology and product capabilities and to senior management regarding the economic benefits of our products. We believe that our experienced sales team has the knowledge to address the technical benefits as well as the economic advantages of our ATE systems.

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

We provide direct sales and customer support to the major semiconductor manufacturing markets through sales personnel in the U.S., the Philippines, Korea, Japan, the Peoples Republic of China, Thailand, the United Kingdom, France and Italy. In addition to our U.S.-based sales and support force, we have 71 people working in our overseas locations as of June 30, 2007. Our subsidiaries in Italy, France, the United Kingdom, Korea, Japan, the Philippines and Thailand provide sales and support to our customers in Europe and Asia. We offer regularly scheduled training classes for our customers at our San Jose, California, facility and provide additional training as required in our Philippines subsidiary and at customer facilities.

Additionally, we have an extensive network of independent sales representatives in the Peoples Republic of China, Taiwan, Malaysia, Singapore and Israel. Independent sales representatives work on commission and place customers’ orders directly with us.

We have shipped over 1,800 systems to more than 60 semiconductor companies. We depend on a small number of customers for a significant portion of our net revenue. In fiscal 2007, SanDisk Corp., Samsung Electronics Co. and Atmel Corporation accounted for 37%, 18% and 11%, respectively, of our net revenue.

Manufacturing

We assemble and ship our products from our facility in San Jose, California. We purchase standard electronic and mechanical components directly from manufacturers or distributors. We purchase custom mechanical components both from machine shops and sheet metal fabricators that manufacture them to our specifications. We outsource all of our circuit board assembly and a large portion of our mechanical assembly, utilizing the services of several contract manufacturers. Our circuit board outsource partners supply a portion of the components that they assemble for us, and we expect the proportion of parts that they provide to increase. Our outsourcing strategy gives us the capability to rapidly increase our production volume when there is a surge in market demand while maintaining lower fixed costs, which is advantageous to us when market demand weakens.

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

Backlog

At June 30, 2007, our backlog of unfilled orders for all products and services was $17.7 million, compared with $20.8 million at June 24, 2006. We define backlog as systems for which we have received purchase orders which we have not yet shipped but we expect to ship within twelve months of receipt. While backlog is calculated on the basis of open purchase orders, such orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog has fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

Our expenditures for R&D for fiscal 2007 were $9.8 million representing 12% of net revenue, compared with $8.4 million, or 10% of net revenue, in fiscal 2006 and $6.7 million, or 14% of net revenue in fiscal 2005.

Competition

The market for ATE systems is highly competitive. Our competitors include Advantest Corporation, Verigy Ltd., Yokogawa Electric Corporation, Credence Systems Corporation, Eagle Test Systems, Inc., LTX Corporation and Teradyne, Inc. Advantest Corporation, Verigy Ltd. and Yokogawa Electric Corporation compete with us in the market for flash memory ATE. All of these companies compete with us in the market for mixed signal and flash memory based SOC device ATE. Advantest Corporation, Verigy Ltd., LTX Corporation, Teradyne, Inc. and Credence Systems Corporation are focused primarily on the high performance segment of the mixed signal and SOC test markets, where we choose not to compete. Teradyne Inc. is our primary competitor in the CMOS image sensor market.

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

Intellectual Property

We rely on a combination of patent applications, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We currently have three United States patents issued, six patent applications filed in the United States, one foreign patent issued, and fourteen foreign patent applications pending. The three US patents expire between 2022 and 2024 and the foreign patent expires in 2022. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Third parties may claim that we are infringing their intellectual property rights and, although we do not know of any infringement by our products of the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property rights could be costly and time-consuming and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements and we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development and sale of certain of our products.

Employees

As of June 30, 2007, we have 229 full-time employees. We consider our relationship with our employees to be good. No employees are represented by a labor union or covered by a collective bargaining agreement.

Each of our employees is required to sign an agreement to maintain the confidentiality of our proprietary information. Most of our employees have Nextest stock-based compensation arrangements with us that generally provide for the stock–based award vesting over multiple years. In most of the geographies in which we operate, competition for highly skilled employees is intense, particularly in the R&D and customer support functions. Our success depends to a significant extent upon our ability to attract and retain qualified employees. We believe that stock-based compensation is an important component of our employee retention program.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

In addition to other information in this Form 10-K, the following factors should be considered carefully in evaluating the company. If any of the risks or uncertainties described in this Form 10-K actually occur, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-K are not the only risks and uncertainties facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

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

Downturns in the semiconductor industry have significant effects on the market for ATE. The impact of downturns on our financial performance is magnified due to the high proportion of fixed costs in our business, including significant R&D, manufacturing and selling costs, which limit our ability to reduce expenses quickly in response to decreases of orders and revenues. As a consequence, if the semiconductor industry or the sectors we serve enter a downturn, we may not be able to reduce our costs quickly, or by a sufficient amount, and our financial performance may suffer.

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

•	fluctuations in demand for flash memory;

•	order cancellations by customers;

•	severe price decreases in the flash memory market that reduce the profitability of our customers and cause them to reduce or delay purchases of our equipment;

•	productivity increases made by our customers in the use of our products that enable them to obtain more output from existing equipment, and thereby reduce or delay purchases of additional equipment;

•	changes in the timing and terms of product orders by customers;

•	variations in order patterns due to seasonal or annual budget effects;

•	the loss of a significant customer or reduced orders by that customer;

•	delays in acceptance of products by our customers as a result of our failure to meet the customers’ specification;

•	changes in the mix of products that we offer, as well as the relative mix of our product and service offerings, thereby affecting our margins in a particular quarter;

•	delays or problems in the planned introduction of new products;

•	competitive pressures resulting in lower selling prices in our industry;

•	reduced margins as a result of attempts to gain market share by lowering the prices that we charge for our products;

•	adverse changes in the semiconductor and consumer digital products industries, on which we are particularly dependent, which would likely reduce overall demand for ATE, including our products;

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

SanDisk Corp. accounted for 37% of net revenue in fiscal 2007, compared with 29% in fiscal 2006 and 16% in fiscal 2005. Samsung Electronics Inc. accounted for 18% of net revenue in fiscal 2007, compared with 15% in fiscal 2006 and 19% in fiscal 2005. Atmel Corp. accounted for 11% of net revenue in fiscal 2007, compared with 11% in fiscal 2006 and 34% in fiscal 2005. Our customers are generally not obligated by long-term contracts to purchase our systems, and they frequently evaluate competitive products prior to placing new orders with us. Our customers can cancel or delay orders without any penalties, and because of our reliance on a small number of large customers we cannot effectively require them to pay cancellation charges when canceling or rescheduling their orders with us. The semiconductor industry is highly concentrated, and a small number of companies account for a substantial portion of the purchases of ATE systems, including our ATE systems. Consequently, our business and operating results would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we were not able to replace that lost revenue with additional orders from new or existing customers.

If demand for flash memory does not continue to rise, our business may be harmed.

The sales of our ATE systems depend significantly on the demand for products incorporating flash memory ICs, such as mobile phones, portable music players, digital cameras, notebooks and USB flash drives. If these markets begin to experience slower growth rates, demand for our products will decline, and we will be increasingly dependent on the development of new markets. There can be no assurance that new markets will develop and grow fast enough, or that our ATE will be competitive in the new markets that develop. In addition, the semiconductor industry may develop alternative technologies that may make the use of flash memory less prevalent. A reduction in the demand for flash memory would likely result in a reduction in the demand for our products and could harm our business.

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

Our future financial performance is highly dependent on our ability to sell our Magnum systems to new customers as well as our ability to increase sales to existing customers. Customer expense in transitioning to a new ATE system can be significant. Certain prospective customers may be unwilling, or unable, to bear the increased costs of transitioning to a new ATE system. This may make it difficult for us to market and sell our Magnum systems. Furthermore, the competition we face frequently changes as new competitive product offerings are brought to market. We may not be able to transition new customers to our Magnum systems or to compete successfully against the future offerings of our competitors.

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

We face additional difficulties in our efforts to develop new customer relationships abroad. Some of our competitors have a greater presence in foreign countries than we have, which makes it difficult for us to compete for overseas customers. Nationalistic buying practices could favor purchase of the products of local companies over our products. As a result, we may be forced to partner with local companies in order to compete for business and such arrangements, if available, may negatively impact our financial performance.

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

Our competitors may also elect to reduce the price of their products leading to a reduction in average selling prices throughout our industry. Alternatively, our competitors could introduce competing low-cost ATE systems and sell them at a loss. The overall demand for production test equipment is not likely to substantially increase as prices are reduced. Accordingly, price reductions by our competitors may force us to lower our prices, while demand for ATE may stay the same. This may limit our opportunities for growth and negatively impact our financial performance.

Some of our competitors provide a bundled solution to the customer, which includes an ATE system and other components of the test cell. In addition, some components of the test platform provided by our competitors may be incompatible with our ATE system or unavailable for sale with our products. We may not be able to compete effectively with these competitors.

Our long and variable sales cycle depends upon factors outside of our control and may cause fluctuations in our net revenue and operating results.

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

As a result of these and a number of other factors influencing our sales cycles with particular customers, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely. Our product sales cycles typically can range from six to twelve months. Sometimes our sales cycles can be much longer, particularly when the sales cycle involves developing new applications for our systems, new technology or the introduction of new products. Prior to completing sales to our customers, we are often subject to a number of significant risks, including the risks that our competitors may compete for the sale, that the customer may change his or her technological requirements, or that the need for the equipment may cease to exist. During these cycles, we commit substantial resources to our sales efforts before receiving any revenue, and we may never receive any revenue from a customer despite these efforts.

Our dependence on subcontractors and single and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on subcontractors to manufacture certain subassemblies for our products, and we rely on single source suppliers, some of whom are relatively small in size, for many of the components we use in our products. For example, we rely on one small supplier for an electronic component used in our Magnum product. If this supplier cannot provide this component on a timely basis, at the same price, or at all, our ability to manufacture the Magnum system will suffer.

Should any of our single and sole source suppliers cease manufacture of any of the components that we use in our design and manufacturing, we would have to identify and qualify acceptable replacements from alternative sources of supply, procure a lifetime supply of these components, manufacture these components internally or redesign our products to eliminate the unavailable component. Since the manufacturing of certain components and subassemblies is an extremely complex process, the process of qualifying new subcontractors and new suppliers, or initiating manufacturing internally for these complex components, is a lengthy process. The unavailability of a component could limit our ability to manufacture and ship our products and could also materially adversely affect our business, financial condition and results of operations.

In addition to discontinuing parts, suppliers may also extend lead time or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type may result in an excess of parts if demand for our products decreases. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to risks, such as inadequate capacity, late delivery, substandard quality and high costs. Additionally, we do not have written supply agreements with our subcontractors and suppliers and generally they are under no obligation to provide us with material for as long as our requirements may exist. As a result, the loss or failure to perform by any of these providers could adversely affect our business and operating results.

Continued advances in IC technology may render our products and services uncompetitive.

The IC industry into which we sell our products is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. The success of our product and service offerings will depend on several factors, including our ability to:

•	properly identify customer needs and anticipate technological advances and industry trends;

•	innovate, develop and commercialize new technologies and applications in a timely manner;

•	provide products that deliver an economic advantage over our competitors;

•	adjust to changing market conditions; and

•	differentiate our offerings from those of our competitors.

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

Third parties may claim that we are infringing their intellectual property rights. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, there is no assurance we will be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products and services.

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

We currently have three United States patents issued, six patent applications filed in the United States, one foreign patent issued, and fourteen foreign patent applications pending. The three US patents expire between 2022 and 2024 and the foreign patent expires in 2022. Our pending patent applications may not be allowed or competitors may challenge the validity or scope of these patent applications. In addition, our patents may not provide us with a significant competitive advantage.

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

Given the cyclical nature of the markets in which we participate, we cannot reliably predict future revenue or profitability. Delivery expectations of our customers are significantly shorter than the time required to purchase components and assemble products. Accordingly, we must order components and build inventory before we actually receive a purchase order. Our net income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the semiconductor market in which we operate. The sales of our products are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. During a market upturn, our results could be materially and adversely impacted if we do not correctly anticipate demand from our customers, or if we cannot increase our purchases of components parts and services quickly enough to meet increasing demand for our products.

During a downturn, purchase orders we receive from our customers may be cancelled or postponed, generally without penalty to the customer, and orders that we expected to receive may not be placed. If we experience cancellations or do not obtain orders as we anticipate, we could have excess inventory that we would not be able to sell, likely resulting in inventory write-downs, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we do not successfully manage the introduction of our new products, our backlog and our inventory of existing products may be affected as our customers switch to our new products. If demand for our new products is higher than we anticipated, we might have insufficient quantities for sale of the product that customers want to buy. If demand is less than we expect, we may experience excess inventories of our new products. In addition, if some of our customers cancel their current orders for our old products in anticipation of our new products, we may have additional excess and obsolete inventories and be forced to incur additional charges.

Backlog is not necessarily indicative of our results in any future period.

At June 30, 2007, our backlog of unfilled orders for all products and services was $17.7 million, compared with $20.8 million at June 24, 2006. While backlog is calculated on the basis of open purchase orders, such orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, backlog has fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity. Furthermore, our backlog may be affected by our limited visibility in the semiconductor capital equipment industry and potential delays of delivery dates by our customers. These potential delays or cancellations by our customers may have a materially negative effect on our results of operations.

Products that do not meet customer specifications or contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

The complexity and on-going development of our products could lead to design or manufacturing problems. Our ATE systems may fail to meet our customers’ technical requirements, or may contain defects, which cause damage to our customers’ production lines or facilities. Any of these problems may harm our customers’ businesses. If any of our products fail to meet specifications or have reliability or quality problems, our reputation could be damaged and customers might be reluctant to buy our products, which could result in a decline in net revenue, an increase in product returns and the loss of existing customers or failure to attract new customers. In addition, if any of our products fail to accurately test our customers’ products, it may result in our customers shipping faulty ICs. Besides damaging our reputation, our customers may sue us for any consequential damages they incur as a result of such problems in our ATE systems. These problems may adversely affect customer relationships, as well as our business, financial condition and results of operations.

Economic, political and other risks associated with international sales and operations, particularly in Asia, could adversely affect our sales.

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Our net revenue originating outside of North America, including export sales from our United States manufacturing facilities to foreign locations, as a percentage of our net revenue, was 75.5% in fiscal year 2007, 82.4% in fiscal year 2006, and 58.5% in fiscal year 2005. These international sales will continue to be subject to certain risks, including:

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

In particular, many international economies have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region. An outbreak of infectious diseases, political instability or disruption to travel networks and the ability of our employees to travel to specific locations could result in a delay in customer acceptance of our products or prevent us from installing or servicing our products sold in the affected region.

We are also subject to the risks associated with the imposition of domestic and foreign legislation, regulations and currency restrictions relating to the import or export of semiconductor manufacturing equipment and software products. We cannot predict whether the import and export of our products will be adversely affected by changes in, or enactment of new quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, international turmoil, exacerbated by the situations in the Middle East and North Korea, and potential unrest in the Philippines have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks, both domestically and internationally, have negatively impacted worldwide economies. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to the Securities Markets and Ownership of Our Stock

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

The trading price of the securities of technology companies has been highly volatile, and during the time since our initial public offering in March of 2006, the price of our common stock has ranged from $9.38 to $19.44 per share. The trading price of our stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

•	variations in our operating results

•	announcements of technological innovations, new products or product enhancements, by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders or customers;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and their customers, and the economy as a whole; and

•	sales or perceived sales of substantial amounts of our stock held by existing stockholders.

Securities analysts may cease to cover our common stock or may issue negative reports and this may have a negative impact on our common stock’s market price.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If securities analysts do not cover our common stock because of our small size, the lack of research coverage may adversely affect our common stock’s market price. If one or more of the analysts who cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company and we are not able to attract other analysts to replace them, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The number of shares of our stock outstanding is small compared to may public companies. Ownership is concentrated in a small number of large institutional and other owners, who tend to own the stock for long periods. As a result the daily trading volume of our stock is typically small, providing little liquidity should a stockholder decide to sell a large amount of stock. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective.

New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the adoption of Statement of Financial Accounting Standards (‘SFAS”) No. 123(R), Share-Based Payment, which required us to measure all employee stock-based compensation awards using a fair value method beginning December 25, 2005 and record such expense in our consolidated financial statements, has had a material impact on our consolidated financial statements and has changed the method and instruments utilized to attract, retain and reward our employees.

We are subject to the Internal Control Evaluation and Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report of management on internal controls over financial reporting in our annual report filed on Form 10-K that contains an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. We have successfully completed our assessment of internal controls over financial reporting as of June 30, 2007. In future years, if we fail to complete this assessment when required, or if our auditors are not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Our officers, directors and principal stockholders directly or indirectly control greater than 50% of our common stock and are able to significantly influence corporate actions.

Our officers, directors and principal stockholders directly or indirectly control greater than 50% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages to owning stock in companies with controlling stockholders.

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

We have a lease through December 10, 2007 covering approximately 33,200 square feet of office space in San Jose, California for our main corporate facilities, which we use for R&D, sales and marketing, manufacturing, finance and administration. In May 2004, we leased approximately 19,240 square feet of additional space in San Jose, California, which we use for receiving, shipping and warehousing activities. This lease runs through October 31, 2008. In December 2006, we signed a 5 year sublease agreement and a 5 year master lease agreement that begins at the end of the sublease, under which we agreed to lease a 128,000 square foot building located at 5345 Hellyer Avenue, San Jose, California. The leased premise will be used primarily for manufacturing, research and design and general corporate purposes. Subsequent to executing the lease, we petitioned the City of San Jose and had the address changed to 875 Embedded Way, San Jose, California. We have additional leases for office space in Portland, Oregon used for R&D activities and in Mesa, Arizona for sales and applications support. We lease office space in the Philippines for board repair and sales and service activities. We also have leases for office space in Japan, Korea, Thailand, China, the United Kingdom and Italy for sales and services.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of June 30, 2007, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 22, 2006, our common stock trades on the Nasdaq Global Market under the symbol NEXT. The closing price of our common stock on August 31, 2007 was $11.23 per share as reported by the Nasdaq Global Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq Global Market from our initial public offering on March 22, 2006 through June 30, 2007:

	2007		2006
	High	Low	High	Low
First Quarter	$18.01	$12.32	*	*
Second Quarter	$13.50	$10.19	*	*
Third Quarter	$13.81	$10.66	$17.10	$16.05
Fourth Quarter	$14.00	$12.03	$19.15	$15.53

*	Our initial public offering occurred during our third fiscal quarter of 2006, on March 22, 2006.

There were approximately 111 stockholders of record at August 31, 2007, based upon information furnished by our transfer agent. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock and intend to retain all earnings for use in our business operations for the foreseeable future. Further, at June 30, 2007, payment of dividends on the common stock of the Company is restricted under our revolving credit facility.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Proceeds from Sale of Registered Securities

In connection with our initial public offering on March 21, 2006, we sold 4,600,000 shares of our common stock at the initial public offering price per share of $14.00. The net offering proceeds to us after deducting underwriters’ commissions of $4.5 million and other issuance costs of $0.9 million were $59.0 million. We received the proceeds on March 27, 2006 and have not used any proceeds. The net offering proceeds have been invested in cash equivalent instruments and marketable securities and will be used for general corporate purposes.

Stock Price Performance Graph

The following graphic representation shows a comparison of total stockholder return for holders of our common stock from March 2006, the date of our initial public offering, through June 30, 2007, compared with The S&P 500 Index and the Philadelphia Semiconductor Index. This graphic comparison is presented pursuant to the rules of the Securities and Exchange Commission.

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

	Fiscal Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$79,721	$87,669	$48,447	$44,450	$15,598
Gross profit	42,085	45,508	22,920	23,331	4,705
Income (loss) from operations	7,970	15,448	(804)	3,863	(7,797)
Net income (loss)	7,817	11,088	(312)	6,251	(6,773)
Net income (loss) available to common stockholders	$7,817	$3,335	$(4,655)	$2,114	$(8,373)

Basic and diluted net income (loss) per share available to common stockholders:
Net income (loss) per share—basic	$0.44	$0.31	$(0.54)	$0.25	$(1.07)

Net income (loss) per share—diluted	$0.42	$0.27	$(0.54)	$0.22	$(1.07)

Shares used in per share calculation—basic	17,630	10,883	8,663	8,312	7,816

Shares used in per share calculation—diluted	18,786	12,141	8,663	9,457	7,816

	June 30, 2007	June 24, 2006	June 25, 2005	June 26, 2004	June 28, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$83,229	$68,667	$10,474	$10,027	$15,576
Working capital	111,228	100,794	28,223	28,529	23,850
Total assets	131,612	121,096	45,815	49,142	34,477
Series B mandatorily redeemable convertible preferred stock	—	—	30,784	26,441	22,394
Stockholders’ equity	$117,490	$105,852	$3,042	$6,860	$3,630

Quarterly Results of Operations (Unaudited)

The table below sets forth summary unaudited consolidated statements of operations data for each of the eight quarters in the two year period ended June 30, 2007:

	Quarter Ended
	June 30, 2007	Mar. 24, 2007	Dec. 23, 2006	Sept. 23, 2006	June 24, 2006	Mar. 25, 2006	Dec. 24, 2005	Sept. 24, 2005
	(in thousands, except per share data)
Net revenue	$13,780	$21,152	$17,930	$26,859	$26,069	$24,970	$19,425	$17,205
Gross profit	7,075	10,777	9,732	14,501	14,225	13,033	9,466	8,784
Income (loss) from operations	(2,195)	1,484	2,012	6,669	5,950	4,769	2,311	2,418
Net income (loss)	(641)	1,459	2,215	4,784	4,596	3,191	1,682	1,619
Net income (loss) available to common stockholders	$(641)	$1,459	$2,215	$4,784	$4,596	$(1,561)	$(95)	$395
Net income (loss) available to common stockholders per share:
Basic	$(0.04)	$0.08	$0.13	$0.27	$0.26	$(0.18)	$(0.01)	$0.05

Diluted	$(0.04)	$0.08	$0.12	$0.25	$0.24	$(0.18)	$(0.01)	$0.05

Shares used in per share calculation:
Basic	17,755	17,659	17,588	17,508	17,450	8,783	8,577	8,722

Diluted	17,755	18,780	18,692	18,769	18,775	8,783	8,577	9,492

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, forward-looking statements can be identified by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this document. Given the uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document and our actual future results may be materially different from what we expect. Except as required by law, we do not intend to update such forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

Documents to Review In Connection With Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the year ended June 30, 2007, this discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Form 10-K.

Explanatory Note on Previously Released Fourth Quarter 2007 Financial Information

Amounts included in accounts receivable, inventory and deferred income on the accompanying consolidated balance sheet as of June 30, 2007 differ from amounts included in our fourth quarter financial press release furnished on Form 8-K on August 9, 2007. The adjustment to reduce accounts receivable by $1.8 million, to reduce deferred income by $1.1 million and to increase inventory by $0.7 million as of June 30, 2007 relates to the cancellation, after year end, of an order, previously shipped to a customer, that was awaiting formal customer acceptance. This system is now located at the customer site and is included in inventory on the accompanying balance sheet as of June 30, 2007.

Overview

We design, develop, manufacture, sell and service low-cost, high throughput ATE systems for the semiconductor industry. We address rapidly growing, high volume segments within the semiconductor industry such as the flash memory, flash card, and flash memory based system-on-chip markets. Our customers include IDMs, PATs, wafer fabrication foundries and fabless semiconductor companies. Since we introduced our first products in 1998, we have shipped over 1,800 systems to more than 60 semiconductor companies worldwide.

We provide direct sales and customer support to the major semiconductor manufacturing markets through sales personnel in the U.S., the Philippines, Thailand, Korea, Japan, the Peoples Republic of China, the United Kingdom, France and Italy. Many of our sales and marketing employees are applications engineers, who work as part of the sales team to assist customers in the application of the ATE. Our direct sales force earns commissions based on the sales they generate. We also use a network of independent sales representatives in the Peoples Republic of China, Taiwan, Malaysia, Singapore and Israel. Independent sales representatives work on commission and place customers’ orders directly with us. A majority of our net revenue is generated by our direct sales force and we expect this trend to continue as we expand our internal sales organization in the future.

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

We assemble and ship our products from our facility in San Jose, California. We purchase standard electronic and mechanical components directly from manufacturers or distributors. We purchase custom mechanical components both from machine shops and sheet metal fabricators that manufacture them to our specifications. We outsource all of our circuit board assembly and a large portion of our mechanical assembly, utilizing the services of several contract manufacturers. Our circuit board outsource partners supply a portion of the components that they assemble for us, and we expect the proportion of parts that they provide to increase. Our outsourcing strategy gives us the capability to rapidly increase our production volume when there is a surge in market demand while maintaining lower fixed costs, which is advantageous to us when market demand weakens.

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

The semiconductor industry is highly cyclical. Consequently, our business is subject to significant demand variations and our net revenue is difficult to predict. Although our net revenue has risen from $4.4 million in our fiscal year ended July 1, 1999 to $79.7 million in our fiscal year ended June 30, 2007, it has experienced dramatic fluctuations in the interim periods. Additionally, our net income (loss) has generally fluctuated in tandem with net revenue. These circumstances are likely to continue in the future, and therefore, we cannot be certain that we will be able to maintain or exceed our current level of business. In the past, we have implemented various initiatives during downturn periods to reduce our cost structure including reducing salaries, shortening our manufacturing work week, reducing outside contractor costs and performing various assembly functions internally.

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

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expense includes costs related to sales and marketing personnel, applications engineering personnel, sales commissions paid to internal and outside sales representatives, outside contractor expense and other sales and marketing activities, as well as salaries and related expense for administrative, finance, human resources and executive personnel and fees for legal and accounting services. We expect that general and administrative cost will increase in absolute dollars to support future operations. Sales and marketing expense may also increase in absolute dollars as we continue to develop our global selling and marketing capabilities. In addition, the commission expense included in SG&A expenses can fluctuate with changes in revenue and changes in customer and customer mix comprising revenue in a particular period. SG&A expense also includes stock-based compensation cost.

Interest and Other Income, net.    Interest and other income, net primarily represents interest earned on cash, cash equivalents and investments, interest expense, and gains and/or losses from transactions denominated in foreign currencies, which historically have not been material.

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

Revenue Recognition.    Consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or “SAB 104”, we recognize revenue from product sales when persuasive evidence of an arrangement exists, title has passed, the price is fixed or determinable, the product has been delivered and collection of the resulting receivable is reasonably assured. Additionally, when the arrangement with the customer includes future obligations or is contingent on obtaining customer acceptance, we do not recognize revenue until those obligations have been met or customer acceptance has been received. Delivery generally occurs when the product is delivered to a common carrier. Our revenue consists primarily of the sale of equipment. If we provide services (generally extended warranty or maintenance service) which are considered as multiple deliverables, such services are accounted for separately in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, we recognize revenue for the delivered items if the delivered items have value to the customer on a stand-alone basis and the fair value of undelivered items can be reliably determined. We allocate total consideration, which is fixed and determinable, to separate deliverables, consisting of separate units of accounting based on the fair values of these units of accounting as determined by reference to the ordinary selling price of these units when they are sold on a stand-alone basis. Thereafter, depending on the nature of the deliverables comprising a unit of accounting, and the corresponding revenue recognition conventions, we recognize revenue when all revenue recognition criteria are met.

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

Valuation of Inventories.    Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis), or market. Due to changing market conditions, estimated future requirements, age of the inventories on-hand and our introduction of new products, we regularly review inventory quantities on-hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in our provision for excess inventory quantities on-hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in our provision for obsolete inventory quantities on-hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we record provisions for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of previously written-down inventory are recognized only when the related inventory is sold.

Income Taxes.    We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not, that all or some portion of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, or establish a valuation allowance, which would affect our net income in the period in which the change occurs. The ultimate realization of certain other deferred tax assets is dependent on our ability to carry forward losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We expect to be subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from tax audits of current and prior year’s filings. Accordingly, we must assess potential exposures and, where necessary, provide accruals for the estimated amount to settle those exposures. To the extent that we establish accruals, our provision for income taxes would be increased. We will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary or record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than required.

Effective July 1, 2007, the first day of our fiscal 2008 year, we will be required to adopt Financial Accounting Standards Board (the “FASB”) Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). In July 2006, the FASB issued FIN 48 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment of the beginning balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations.

Accrued Warranty Obligation.    We generally offer a one-year warranty covering parts and labor on all our products, with the option to purchase extended warranties. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize product revenue, we determine the accrued warranty expense for the future cost of meeting our obligations under the standard warranties by considering our historical experience with the costs of meeting these obligations. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates based on actual claims. If the future costs of meeting these obligations differ from our historical experience, additional accruals for warranty obligations or adjustments to reserves previously estimated may be required. The provision for future warranty costs is included in cost of revenue in our statement of operations.

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

Stock-Based Compensation.    We account for share-based awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123 (R)”). We adopted FAS No. 123 (R) on December 25, 2005, the first interim period beginning after filing our registration statement on Form S-1 in December 2005. FAS No. 123 (R) requires the measurement and recognition of the fair value of share-based awards in net income. We adopted FAS No. 123 (R) using the modified prospective transition method. Under the modified prospective transition method, we record compensation cost for: (a) share-based awards granted prior to, but not yet vested as of December 25, 2005 (except those granted before April 2004 that were valued at minimum value), based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123 (“FAS No. 123”), and (b) share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with provisions of FAS No. 123 (R). We recognize compensation cost over the requisite service period of share-based awards, usually the vesting period of the awards. The fair value of share-based awards granted after the adoption of FAS No. 123(R) is amortized using the straight-line method. Share-based awards for which we currently recognize stock-based compensation expense include stock options, restricted stock units, and unvested restricted shares.

Prior to December 25, 2005, we accounted for share-based awards in accordance with APB No. 25 (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Under FAS No. 123, compensation cost was amortized on a graded vesting basis in accordance with FASB Interpretation No. 28. Under FAS No. 123(R), we continue to amortize awards granted prior to the adoption of FAS No. 123(R) using the graded vesting method.

During the year-ended June 30, 2007, we granted restricted stock units and unvested restricted shares in addition to stock options. The fair value of restricted stock units and unvested restricted shares is calculated based on the fair market value of our common stock at the date of grant. The fair value of our stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, the estimated life of each award, the risk-free interest rate, and the expected dividend yield. The expected volatilities are based on a peer group of companies because there is not adequate historical data for our own stock. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns. The expected life of options issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. As required by FAS No. 123 (R), we estimate expected forfeitures and are recognizing compensation costs only for those stock-based compensation awards expected to vest. Changes in these assumptions may have a significant impact on the results of operations.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	47.2	48.1	52.7

Gross profit	52.8	51.9	47.3
Operating expenses:
Research and development	12.3	9.6	13.7
Selling, general and administrative	30.5	24.7	35.2

Total operating expenses	42.8	34.3	48.9

Income (loss) from operations	10.0	17.6	(1.6)
Interest and other income, net	4.3	1.4	0.3

Income (loss) before income taxes	14.3	19.0	(1.3)
Income tax (provision) benefit	(4.5)	(6.4)	0.7

Net income (loss)	9.8	12.6	(0.6)
Accretion of Series B preferred stock redemption value	—	(8.8)	(9.0)

Net income (loss) available to common stockholders	9.8%	3.8%	(9.6)%

Executive Summary

In fiscal 2007 our net revenue decreased from the prior year and demonstrated a higher degree of quarterly fluctuations than we had experienced in the recent past. Prior to the second fiscal quarter of 2007 we had realized sequential quarterly revenue increases for the previous six quarters. Gross margin was positively impacted by reduced warranty costs as the company benefited from actual warranty claim rates that were better than previously forecasted and an improvement in net inventory write-down’s in fiscal 2007 compared to fiscal 2006. These benefits to our gross margin were partially offset, however, by an increase in cost of manufacturing of products expressed as a percentage of net revenue due to the lower volume levels.

Our operating expenses in fiscal 2007 compared to operating expenses in fiscal 2006 have increased in both absolute dollars and as a percentage of net revenue. We continue to invest in research and development activities to develop future products and enhance our existing products; grow our global sales and marketing capabilities to support and expand our customer base; and increase our administrative capabilities due to the increased compliance requirements of being a public company. There can be no assurance that, as our net revenue fluctuates in the future, we will be able to manage these expenses in relation to future revenue fluctuations.

Net Revenue.

	Years Ended			Change
(dollars in thousands)	June 30, 2007	June 24, 2006	June 25, 2005	2007 vs. 2006	2006 vs. 2005
Net Revenue	$79,721	$87,669	$48,447	(9.1)%	81%

The decrease in net revenue in fiscal 2007 was primarily due to decreased shipments of our Magnum system and was largely driven by the ordering patterns of several large customers. The Magnum products comprised 76% of net sales in fiscal 2007 compared to 81% of net sales in fiscal 2006. We believe the Magnum product will continue to provide the majority of our product revenue. The overall decrease in net revenue for fiscal 2007 reflected a decrease in the number of systems sold in 2007 compared to 2006. The average system price increased slightly due to an increase in the average testing capacity of the Magnum systems sold and was partially offset by a higher mix of lower price per system Maverick systems.

The increase in net revenue in fiscal 2006 was primarily due to increased shipments of our Magnum systems to flash memory manufacturers which grew from 44% of our net revenue for 2005 to 81% of our net revenue for 2006. The overall increase in net revenue for 2006 reflected a significant increase in the average testing capacity per system sold and an 11% increase in the number of systems sold in 2006 compared to 2005. The average price per system sold in 2006 increased approximately 66% due to a higher mix of larger capacity systems sold as compared to 2005.

The following table provides customers that contributed 10% or more of net revenue during fiscal years 2007, 2006 and 2005:

	Years Ended
Customer	June 30, 2007	June 24, 2006	June 25, 2005
SanDisk	37%	29%	16%
Samsung	18%	15%	19%
Atmel	11%	11%	34%
Hynix	*	18%	*

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific test capacity requirements of the customer. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship to or first in-use destination and was as follows:

	Years Ended
Net Revenue by Geographic Region:	June 30, 2007		June 24, 2006		June 25, 2005
	(dollars in thousands)
North America, primarily United States	$19,572	24.5%	$15,460	17.6%	$20,107	41.5%
Asia/Pacific	57,781	72.5	68,331	77.9	23,673	48.9
EMEA (Europe, Middle East and Africa)	2,368	3.0	3,878	4.5	4,667	9.6

Total	$79,721	100.0%	$87,669	100.0%	$48,447	100.0%

Net revenue from the Asia/Pacific region decreased slightly in fiscal 2007 compared to fiscal 2006 due to the decreased sales of the Magnum product flash memory manufacturers in that region. Revenue by geographies will vary due to the timing of capacity additions by particular customers and the customer locations where the capacity is being added. We believe the Asia/Pacific region will continue to be a major geographic source of our revenue.

Net revenue from the Asia/Pacific region increased significantly in fiscal 2006 as compared to fiscal 2005 due to increased sales of our Magnum product to flash memory manufacturers in that region, as discussed above. North America and EMEA revenue decreased largely due to the reduction in Atmel Corp. revenue for shipments to its global locations.

Cost of Revenue and Gross Profit.

	Years Ended			Change
(dollars in thousands)	June 30, 2007	June 24, 2006	June 25, 2005	2007 vs. 2006	2006 vs. 2005
Gross Profit	$42,085	$45,508	$22,920	(7.5)%	98.6%
% of Net Revenue	52.8%	51.9%	47.3%

Gross profit as a percentage of net revenue increased 0.9 percentage points in fiscal 2007 as compared to fiscal 2006. A reduction in warranty expense, primarily resulting from better than forecasted actual claim experience, accounted for 0.5 percentage points of the improved margin. In addition, the write-down of excess and obsolete inventory, net of the benefit from sales of previously written-down inventory contributed to the improved results by 0.7 percentage points. Inventory provisions for the years ended June 30, 2007 and June 24, 2006 were $1.7 million and $1.1 million, respectively. The benefit from sales of previously written-down inventory for the years ended June 30, 2007 and June 24, 2006 was $1.4 million and $0.4 million, respectively. Unfavorable absorption of fixed and semi-fixed costs of revenue as a result of lower net revenue partially offset the favorable effect of the lower warranty expense and lower net inventory provisions.

Gross profit increased $22.6 million in fiscal 2006 as compared to fiscal 2005. Approximately $18.6 of the increase resulted from the $39.2 million increase in net revenue in fiscal 2006 as compared to fiscal 2005 and approximately $4.0 million resulted because of higher absorption of fixed costs. Gross profit as a percentage of net revenue increased 4.6 percentage points in fiscal 2006 as compared to fiscal 2005. Favorable absorption of fixed and semi-fixed costs of revenue as a result of higher net revenue and related volume provided an increase of approximately 3.3 percentage points in gross margin and reductions in material costs provided an increase of approximately 0.3 percentage points in gross margin in fiscal 2006 as compared to fiscal 2005. The material cost improvements resulted from price decreases due to higher volume purchases of components and parts. In addition, in fiscal 2006, the provision for inventory write-downs, net of the benefit from sales of previously written-down inventory, was less due to the growth in revenue and improved management of inventory. The benefit from sales of previously written-down inventory was $0.4 million and $0.6 million in fiscal 2006 and 2005, respectively.

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

Research and Development.

	Years Ended			Change
(dollars in thousands)	June 30, 2007	June 24, 2006	June 25, 2005	2007 vs. 2006	2006 vs. 2005
Research and Development (“R&D”)	$9,817	$8,394	$6,657	17.0%	26.1%
% of Net Revenue	12.3%	9.6%	13.7%

The increase in R&D expense in fiscal 2007 as compared to fiscal 2006 primarily consists of $1.5 million related to compensation expense for ten additional engineers added during the year, $0.3 million increase in engineering expense related to the new platform and product enhancements, offset by a $0.4 million decrease in R&D management bonus expense due to the reduction in operating results driven by the reduction in net revenue.

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

We believe that we will continue to invest in R&D in future periods to support ongoing enhancements and increased research engineering activities for new products. These costs may be partially offset by reduced engineering support required on the existing products, including Maverick and released Magnum platforms. There can be no assurance that net revenue will increase at a rate equal to or greater than the amount that will be required for R&D expenditures.

Selling, General and Administrative.

	Years Ended			Change
(dollars in thousands)	June 30, 2007	June 24, 2006	June 25, 2005	2007 vs. 2006	2006 vs. 2005
Selling, General and Administrative (“SG&A”)	$24,298	$21,666	$17,067	12.2%	27.0%
% of Net Revenue	30.5%	24.7%	35.2%

The increase in SG&A expense in fiscal 2007 as compared to fiscal 2006 was caused primarily by increased compensation expense of $2.2 million because of the addition of 14 employees in the Asia/Pacific region to support growth in sales and service activities in the region and 3 sales and service employees in the US; an increase of $1.4 million in costs related to becoming a public company primarily related to franchise taxes, increased director’s and officer’s insurance premiums and the cost of compliance with the Sarbanes-Oxley Act of 2002 and a $0.7 million increase in general selling costs. These increases were partially offset by a $1.4 million reduction in external and internal commission expense resulting from net revenue being below plan and the shift of sales from external agents to the internal sales force in the Asia/Pacific region and a $0.5 million reduction in the management bonus accrual in fiscal 2007 due to reduced profitability of the Company.

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

We expect SG&A will increase in future periods as we continue our international expansion and grow our administrative capabilities. The mix of the source of revenue and its implication on commission expense may either add to, or offset to some extent those additional expected costs.

Interest and Other Income, Net.

	Years Ended			Change
(dollars in thousands)	June 30, 2007	June 24, 2006	June 25, 2005	2007 vs. 2006	2006 vs. 2005
Interest and Other Income, Net	$3,419	$1,248	$153	174.0%	715.7%
% of Net Revenue	4.3%	1.4%	0.3%

The increase in interest and other income, net in fiscal 2007 was caused by higher average cash balance invested throughout fiscal 2007 compared to fiscal 2006. The higher cash balance originated primarily from $59.0 million in proceeds from the initial public offering in March 2006. The proceeds were invested for the full year in fiscal 2007 compared with a partial year in fiscal 2006.

The increase in interest and other income, net in fiscal 2006 was caused by higher average cash balance invested due to the $59.0 million proceeds from the initial public offering, and higher interest rates in fiscal 2006 as compared to fiscal 2005.

Income Tax (Provision) Benefit.

	Years Ended
(dollars in thousands)	June 30, 2007	June 24, 2006	June 25, 2005
Income Tax (Provision) Benefit	$(3,572)	$(5,608)	$339
Effective Tax (Provision) Benefit Rate	(31.4)%	(33.6)%	52.1%

The effective tax rate in fiscal 2007 was lower than the statutory rate primarily due to the benefit arising from the research and development tax credits and export tax benefit.

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

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $54.9 million and working capital of $111.2 million. As of June 24, 2006, we had cash and cash equivalents of $68.7 million and working capital of $100.8 million. The decrease in cash flows for the year ended June 30, 2007 is primarily due to the investment of $28.4 million, net of sales and maturities, of proceeds from our March 2006 initial public offering into short-term investments, partially offset by $13.9 million of cash generated from operating activities.

In December 2006, the Company signed a 5 year sublease agreement and a 5 year master lease agreement, that begins at the end of the sublease, under which the Company agreed to lease a 128,000 square foot building located at 5345 Hellyer Avenue, San Jose, California. Subsequent to executing the lease, the Company petitioned the City of San Jose and had the address changed to 875 Embedded Way, San Jose, California. The Company and its landlord are constructing improvements at the building to prepare the leased premise for its intended use. Cash expenditures for the improvements are expected to total $7.9 million and will be made during the first half of fiscal 2008. The landlord has provided a tenant improvement allowance of up to $1.8 million.

Cash Flows from Operating Activities

Net cash provided by operating activities of $13.9 million during fiscal 2007, consisted of (in thousands):

Net income	$7,817
Non-cash charges (credits):
Depreciation and amortization	1,527
Provision for inventory write-downs	1,728
Stock-based compensation	2,043
Excess tax benefit from stock plans	(783)
Deferred tax benefit	(372)
Change in other working capital accounts	1,946

Net cash flows provided by operating activities	$13,906

Significant changes in assets and liabilities during the year ended June 30, 2007, included in the $1.9 million change in other working capital accounts above, were a $10.6 million decrease in accounts receivable due to the timing of sales, and a $2.3 million increase in accounts payable. These sources of cash were partially offset by a $5.0 million increase in prepaid expenses, taxes and other current assets primarily due to a $4.5 million increase in prepaid taxes, a $2.5 million increase in inventory, and a $3.3 million decrease in deferred income due to decreased sales activities.

Our inventory turns at June 30, 2007 were 1.1 as compared to 2.2 at June 24, 2006. The decrease in inventory turns in fiscal 2007 as compared to the fiscal 2006 period resulted because we had reduced inventory purchases in late fiscal 2005 and our growth rate of net revenue initially exceeded the rate of increase in inventory purchases for the fiscal 2006 period. Nevertheless, we are taking steps to improve inventory turns at the current level of revenues over the next several quarters.

Days sales outstanding in our accounts receivable at June 30, 2007 were 39 days as compared to 58 days at June 24, 2006. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

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

Cash Flows from Investing Activities

Cash used in investing activities was $29.4 million in the year ended June 30, 2007 compared to $0.5 million provided by investing activities in the year ended June 24, 2006. During the year ended June 30, 2007, we invested $28.4 million, net of sales and maturities, in short-term investments to increase our yield on our excess cash without a significant increase in our investment risk.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.7 million in the year ended June 30, 2007 compared to $59.1 million in the year ended June 24, 2006. Cash provided by financing activities in the year ended June 30, 2007 consisted of $0.9 million of proceeds from stock option exercises and $0.8 million of excess tax benefits from our stock-based compensation plans.

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

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We have a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on July 28, 2008, bearing interest at the bank’s prime rate per annum. The interest rate at June 30, 2007 was 8.25%. The agreement, which is collateralized by our assets, contains a minimum net worth covenant and other restrictions. As of June 30, 2007, there have been no borrowings under the line of credit, and we were in compliance with the covenant and other restrictions.

Contractual Obligations

The following table summarizes, as of June 30, 2007, the timing of future cash payments due under certain contractual obligations.

	Payments Due In
	Total	1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$21,140	$2,300	$3,188	$3,510	$12,142
Purchase obligations (1)	5,650	5,650	—	—	—

Total	$26,790	$7,950	$3,188	$3,510	$12,142

(1)

Purchase obligations represent costs to construct improvements at the Company’s new headquarters at 875 Embedded Way, San Jose, California which we plan to occupy beginning in November 2007. As part of the master lease agreement, the landlord has provided a $1.8 million tenant improvement allowance for a portion of the construction costs. Purchase obligations as disclosed above represent the cost of improvements to be paid in fiscal 2008, less the amount of the tenant improvement allowance, and excludes amounts included in our Consolidated Balance Sheet as current liabilities at June 30, 2007.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment of the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires us to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 was effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 24, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Adoption of SAB 108 did not have an impact on our financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of June 30, 2007, our cash balance is primarily in checking and money market accounts. Our cash equivalents and short-term investments are maintained with high quality financial institutions. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of June 30, 2007.

Foreign Currency Risk

We have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2007, our consolidated financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

Limitation on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Nextest’s quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For the information required by this Item, see “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Board of Directors” in the Proxy Statement, which is incorporated herein by reference.

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

For the information required by this Item, see “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

For the information required by this Item, see “Security Ownership of Certain Beneficial Holders and Management” and “Equity Compensation” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

3.	Exhibits

Exhibit Number	Description of Document
3.1†	Amended and Restated Certificate of Incorporation

3.4†	Amended and Restated Bylaws

4.1†	Specimen Common Stock Certificate

4.2†	Information and Registration Rights Agreement by and among Nextest Systems Corporation and certain holders of preferred stock, dated as of November 27, 2001

10.1†	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended

10.2†	Form of Option Agreement under Nextest Systems Corporation 1998 Equity Incentive Plan

10.3†	Nextest Systems Corporation 2006 Equity Incentive Plan

10.4†	Form of Option Agreement under Nextest Systems Corporation 2006 Equity Incentive Plan

10.5†	Nextest Systems Corporation 2006 Employee Stock Purchase Plan

10.6	Form of Indemnification Agreement. (Incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed September 12, 2006)

10.7†	Lease Agreement dated October 16, 2000 by and between Lawrence L. Reece Trust and the Company

10.8†	Lease Agreement dated April 8, 2004 by and between Wilson Hui, Theresa Hui, Yen Hui, Yenny Chuong and James Chuong and the Company

10.9	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.9 of the Company’s Form 8-K filed February 5, 2007)

10.10	Form of Restricted Stock Grant Notice. (Incorporated by reference from Exhibit 10.10 of the Company’s Form 8-K filed February 5, 2007)

10.11	Hellyer Avenue lease dated December 22, 2006 by and between Mission West Properties, L.L.P. and the registrant. (Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed February 6, 2007)

Exhibit Number	Description of Document
10.12	Hellyer Avenue Sublease dated December 22, 2006 by and between Celestica Asia Inc. and the registrant. (Incorporated by reference from Exhibit 10.12 of the Company’s Form 10-Q filed February 6, 2007)

10.13	Form of the Change of Control Severance Agreement. (Incorporated by reference from Exhibit 10.13 of the Company’s Form 8-K filed May 16, 2007)

21.1	Subsidiaries of Nextest Systems Corporation

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included on page 70)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CEO

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

†	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-130100) filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nextest Systems Corporation:

We have completed an integrated audit of Nextest Systems Corporation’s 2007 consolidated financial statements and of its internal control over financial reporting as of June 30, 2007 and audits of its 2006 and 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Nextest Systems Corporation and its subsidiaries at June 30, 2007 and June 24, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 25, 2005, the Company changed the manner in which it accounts for stock-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

San Jose, California

September 7, 2007

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2007	June 24, 2006
ASSETS
Current assets:
Cash and cash equivalents	$54,916	$68,667
Short-term investments	28,313	—
Accounts receivable, net of allowances of $90 at June 30, 2007 and June 24, 2006 (including balances due from a related party, see Note 11)	5,940	16,518
Inventory	26,019	26,099
Income tax receivable	—	86
Deferred tax assets	2,677	2,976
Restricted cash	212	—
Prepaid expenses, taxes and other current assets	6,154	1,032

Total current assets	124,231	115,378
Property and equipment, net	5,373	3,868
Restricted cash	5	317
Deferred tax assets	1,714	1,067
Other assets	289	466

Total assets	$131,612	$121,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,920	$2,585
Accrued liabilities	5,128	5,946
Deferred income	1,690	4,890
Income tax payable	1,265	1,163

Total current liabilities	13,003	14,584
Deferred income	310	458
Other liabilities	809	202

Total liabilities	14,122	15,244

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock: 10,000,000 shares authorized at June 30, 2007 and June 24, 2006, none issued and outstanding	—	—
Common Stock: $0.001 par value; 140,000,000 shares authorized at June 30, 2007 and June 24, 2006; 17,859,999 and 17,512,278 shares issued and outstanding at June 30, 2007 and June 24, 2006, respectively	18	18
Additional paid-in capital	105,181	101,597
Deferred stock-based compensation	(122)	(359)
Retained earnings	12,413	4,596

Total stockholders’ equity	117,490	105,852

Total liabilities and stockholders’ equity	$131,612	$121,096

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net revenue (including net sales to a related party, see Note 11)	$79,721	$87,669	$48,447
Cost of revenue	37,636	42,161	25,527

Gross profit	42,085	45,508	22,920

Operating expenses:
Research and development	9,817	8,394	6,657
Selling, general and administrative	24,298	21,666	17,067

Total operating expenses	34,115	30,060	23,724

Income (loss) from operations	7,970	15,448	(804)
Interest and other income, net:
Interest and other income, net	3,513	1,315	213
Interest expense	(94)	(67)	(60)

Interest and other income, net	3,419	1,248	153

Income (loss) before income taxes	11,389	16,696	(651)
Income tax (provision) benefit	(3,572)	(5,608)	339

Net income (loss)	7,817	11,088	(312)
Accretion of Series B preferred stock redemption value	—	(7,753)	(4,343)

Net income (loss) available to common stockholders	$7,817	$3,335	$(4,655)

Basic and diluted net income (loss) per share available to common stockholders:
Net income (loss) per common share, basic	$0.44	$0.31	$(0.54)

Net income (loss) per common share, diluted	$0.42	$0.27	$(0.54)

Weighted average number of shares used in per share calculations, basic	17,629,799	10,882,956	8,663,287

Weighted average number of shares used in per share calculations, diluted	18,786,306	12,140,957	8,663,287

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 26, 2004	500,000	$1,490	8,707,521	$9	$4,421	$(2,015)	$(1,028)	$3,983	$6,860
Issuance of common stock through employee stock plans	—	—	54,525	—	14	—	—	—	14
Deferred stock-based compensation	—	—	—	—	(329)	329	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	823	—	—	823
Accretion of Series B mandatorily redeemable convertible preferred stock	—	—	—	—	(672)	—	—	(3,671)	(4,343)
Interest on notes receivable from stockholders	—	—	—	—	—	—	(55)	—	(55)
Repayment of interest on notes receivable from stockholders	—	—	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	—	—	(312)	(312)

Balance at June 25, 2005	500,000	$1,490	8,762,046	$9	$3,434	$(863)	$(1,028)	$—	$3,042

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Continued)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 25, 2005	500,000	$1,490	8,762,046	$9	$3,434	$(863)	$(1,028)	$—	$3,042
Issuance of common stock under restricted stock agreement	—	—	7,500	—	71	(71)	—	—	—
Issuance of common stock through employee stock plans	—	—	50,900	—	67	—	—	—	67
Deferred stock-based compensation (in accordance with APB 25)	—	—	—	—	1,907	(1,907)	—	—	—
Elimination of deferred stock-based compensation at adoption of FAS 123(R)	—	—	—	—	(1,331)	1,331	—	—	—
Stock-based compensation	—	—	—	—	716	1,151	—	—	1,867
Interest on notes receivable from stockholders	—	—	—	—	—	—	(10)	—	(10)
Repayment of interest on notes receivable from stockholders	—	—	—	—	—	—	33	—	33
Repurchase of common stock	—	—	(170,918)	—	(645)	—	1,005	(360)	—
Conversion of Series A convertible preferred stock to common stock	(500,000)	(1,490)	262,750	—	1,490	—	—	—	—
Accretion of Series B mandatorily redeemable convertible preferred stock	—	—	—	—	(1,621)	—	—	(6,132)	(7,753)
Conversion of Series B mandatorily redeemable convertible preferred stock to common stock	—	—	4,000,000	4	38,533	—	—	—	38,537
Proceeds from initial public offering, net of issuance costs of $912	—	—	4,600,000	5	58,976	—	—	—	58,981
Net income	—	—	—	—	—	—	—	11,088	11,088

Balance at June 24, 2006	—	$—	17,512,278	$18	$101,597	$(359)	$—	$4,596	$105,852

Issuance of common stock through employee stock plans	—	—	347,721	—	939	—	—	—	939
Deferred stock-based compensation (in accordance with APB 25)	—	—	—	—	—	190	—	—	190
Reversal of deferred stock-based compensation (in accordance with APB 25)	—	—	—	—	(47)	47	—	—	—
Stock-based compensation	—	—	—	—	1,853	—	—	—	1,853
Excess tax benefit from employee stock plans	—	—	—	—	839	—			839
Net income	—	—	—	—	—	—	—	7,817	7,817

Balance at June 30, 2007	—	$—	17,859,999	$18	$105,181	$(122)	$—	$12,413	$117,490

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Cash flows from operating activities:
Net income (loss)	$7,817	$11,088	$(312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,527	1,324	1,076
Provision for inventory write-downs	1,728	1,079	1,954
Stock-based compensation	2,043	1,867	823
Excess tax benefit from stock plans	(783)	—	—
Deferred taxes provision (benefit)	(372)	560	(296)
Interest on notes receivable from stockholders	—	(10)	(55)
Interest on short-term investments	—	—	(50)
Changes in current assets and liabilities:
Accounts receivable	10,578	(3,682)	(2,300)
Inventory	(2,463)	(14,871)	2,771
Income tax receivable	86	(86)	—
Prepaid expenses, taxes and other current assets	(5,000)	(734)	820
Other assets	177	42	(47)
Accounts payable	2,335	(914)	(3,287)
Accrued and other liabilities	(1,384)	2,809	(2,272)
Income taxes payable	965	724	(1,783)
Deferred income	(3,348)	1,176	3,089
Customer deposits	—	(761)	401

Net cash provided by (used in) operating activities	13,906	(389)	532

Cash flows from investing activities:
Purchases of property and equipment	(1,044)	(599)	(304)
Purchases of short-term investments	(57,100)	—	(6,000)
Sales and maturities of short-term investments	28,665	—	11,051
Reduction in restricted cash	100	100	100

Net cash provided by (used in) investing activities	(29,379)	(499)	4,847

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	58,981	—
Proceeds from exercise of options	939	67	14
Excess tax benefit from stock plans	783	—	—
Repayment of principal and interest on notes receivable from stockholders	—	33	55

Net cash provided by financing activities	1,722	59,081	69

Net increase (decrease) in cash and cash equivalents	(13,751)	58,193	5,448
Cash and cash equivalents at beginning of period	68,667	10,474	5,026

Cash and cash equivalents at end of period	$54,916	$68,667	$10,474

Supplementary cash flow information:
Cash paid for income taxes	$7,786	$4,406	$1,996

Income taxes refunded	$404	$102	$257

Non-cash financing activities:
Extinguishment of principal on notes receivable from stockholders (see Note 6)	$—	$1,005	$—

Conversion of Series B Preferred Stock (see Note 7)	$—	$38,537	$—

Accretion of Series B Preferred Stock	$—	$7,753	$4,343

Purchases of property and equipment through accounts payable and accrued liabilities	$1,173	$—	$—

Inventory capitalized as test and demonstration equipment	$815	$716	$1,343

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

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. Historically a small number of customers have accounted for a significant portion of the Company’s revenue. The Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Such factors could negatively impact the Company’s cash flows from operations and liquidity.

Initial Public Offering

On March 21, 2006, the Company committed to sell 4,600,000 shares of its common stock at an offering price of $14.00 per share in connection with its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1 (Registration No. 333-130100) (“Form S-1”) that was declared effective by the Securities and Exchange Commission on March 21, 2006. The IPO was completed on March 27, 2006 resulting in net proceeds to the Company of $59.0 million after both underwriters’ commissions and approximately $0.9 million in issuance costs. In addition, the Company paid approximately $0.4 million of issuance costs on behalf of the selling stockholders which it has recognized as expense in the accompanying consolidated statements of operations. In connection with the IPO and prior to its completion, the Company’s stockholders approved and authorized (i) the Company’s reincorporation from California to Delaware (the “Reincorporation”), (ii) an increase in the number of shares of the Company’s common stock authorized for issuance from 85,000,000 to 140,000,000 (the “Common Stock Authorization”), (iii) the Company’s Board of Directors to issue 10,000,000 shares of the Company’s preferred stock, from time to time (the “Preferred Stock Authorization”) and (iv) a 1 for 2 reverse stock split of the Company’s outstanding shares of common stock (all common stock amounts and per share amounts herein reflect the 1 for 2 reverse stock split) (the “Reverse Stock Split”). The Company completed the Reincorporation and the Reverse Stock Split immediately prior to and in conjunction with the IPO. On March 21, 2006, all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Mandatorily Redeemable Preferred Stock (“Series B Preferred”) automatically converted into an aggregate of 4,262,750 shares of the Company’s common stock (see Note 7).

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

The Company recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts, and short-term rental contracts, ratably over the contractual period and recognizes the costs associated with these contracts as incurred. Rental revenues are included as a component of product sales and have been immaterial to date. Revenue for out-of-warranty repairs that are not subject to service contracts is recognized when the repaired product is delivered to a common carrier or the repair service is rendered.

Deferred product revenue relates to shipped but not yet accepted product and unearned revenue for extended warranty and is reported net of its related cost of revenue in the caption “Deferred Income” in the accompanying consolidated balance sheets.

Shipping and handling costs

Shipping and handling costs charged to customers are recorded as revenue. These costs are included in the company’s cost of revenue. Such charges were not significant in any of the periods presented.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $947,000, $782,000 and $695,000 for the years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively.

Research and development

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to materials, outside contractors, equipment depreciation and other engineering overhead costs. All research and development costs are expensed as incurred.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. The Company deposits all of its cash and cash equivalents with high credit quality financial institutions.

Short-term investments

The Company classifies marketable securities with remaining maturities at the time of purchase of greater than 90 days as short-term investments as these investments are deemed to be available for use in current operations as needed. Marketable securities consist of municipal debt and auction-rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” with net unrealized gains and losses reported within stockholders’ equity. There were no material unrealized gains and losses at June 30, 2007 and June 24, 2006. Realized gains or losses on sale or maturity of securities are determined based on specific identification and are included in interest and other income, net. As of June 30, 2007, short-term investments consisted of auction rate and municipal debt securities which when purchased had contractual maturity dates of greater than 90 days at the time of purchase.

Restricted cash

Restricted cash of $212,000 and $312,000 at June 30, 2007 and June 24, 2006, respectively, was held for the purpose of supporting an irrevocable standby letter of credit. The standby letter of credit is held as collateral for the lease of the Company’s 1901 Monterey Road headquarters facility. This letter of credit and its restricted cash balance are expected to be released upon the completion of the lease term in December 2007. In addition, $5,000 was held as collateral for the Company’s Visa/MasterCard Merchant Account at June 30, 2007 and June 24, 2006.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities and/or market-consistent interest rates.

The Company’s Series B mandatorily redeemable preferred stock was accreted to its estimated fair value at its redemption date through March 21, 2006, the date of our initial public offering, when they were converted into common stock (see Note 7). Prior to the completion of the Company’s public offering, the estimated fair value of the Series B Preferred shares at its redemption date was determined by the Board of Directors; while the March 21, 2006 redemption value was determined based on the offering price of the initial public offering. In determining such fair value when the company was private, the Board of Directors considered a number of factors, including:

•	the fair value of the Company’s common stock;

•	contemporaneous or retrospective valuations performed by valuation specialists; and

•	dividend, conversion, redemption and liquidation preferences of the Series B Preferred shares.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash balance is primarily in checking and money market accounts. The Company’s cash equivalents and short-term investments are maintained with high quality financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are derived from U.S. dollar denominated revenue earned from customers located primarily in North America, Europe and Asia. The Company performs on-going credit evaluations of its customers’ financial condition. While the Company generally does not require collateral, in certain circumstances it may require a customer to provide an irrevocable letter of credit and/or a significant cash payment prior to shipment. The Company assesses collectibility of its accounts receivable and provides a valuation allowance for its estimate of uncollectible amounts. The Company had no significant provisions, write-offs or recoveries during the years ended June 30, 2007, June 24, 2006 and June 25, 2005.

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Customer
SanDisk	37%	29%	16%
Samsung	18	15	19
Atmel	11	11	34
Hynix	—	18	—

The following table sets forth accounts receivable from customers comprising 10% or more of the Company’s total accounts receivable balance at the period ends indicated:

	June 30, 2007	June 24, 2006
Customer
United Test and Assembly (UTAC)	31%	18%
Dallas Semiconductor Corporation	12	—
SanDisk	11	—
Atmel	—	29

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis), or market. Due to changing market conditions, estimated future requirements, age of inventories on-hand and our introduction of new products, the Company regularly reviews inventory quantities on-hand and records a provision to write-down excess and obsolete inventory to its estimated net realizable value based on the Company’s estimated future demand. A significant increase in the demand for the Company’s products could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the provisions for excess inventory quantities on-hand. In addition, the Company’s industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on-hand and therefore higher provisions for obsolete inventory. When the Company records a provision for excess and obsolete inventory, a new cost basis for the inventory is created. The benefit from sales of previously written-down inventory is recognized only when the related inventory is sold and revenue has been recognized.

Inventory provisions for the years ended June 30, 2007, June 24, 2006 and June 25, 2005 were $1.7 million, $1.1 million and $2.0 million, respectively. The benefit resulting from sales of previously written-down inventory for the years ended June 30, 2007, June 24, 2006 and June 25, 2005 was $1.4 million, $0.4 million and $0.6 million, respectively.

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

Inventory held at customers represents evaluation units that have been consigned to potential customers for evaluation and test purposes (usually less than one year). There is no contractual obligation for the Company’s customers to purchase these evaluation units. Returned units are added to inventory and subsequently sold to other customers. Costs of refurbishing such inventory have historically been insignificant. Net revenue from sales of these evaluation units was approximately $1,320,000, $685,000 and $90,000 in the years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively. Gross margins on these sales were generally consistent with the overall gross margins in those periods.

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

Property and equipment

Property and equipment, including leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.

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

In addition, the Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than the Company’s original estimate.

Warranty

The Company generally warrants its product against defects in material and workmanship and non-conformance to the Company’s specification for a period of twelve months. The Company’s warranty provision is based on the Company’s best estimate, considering historical experiences with similar products as well as other assumptions that are considered reasonable under the circumstances. A provision for the estimated cost of warranty is recorded as a cost of revenue and is included in accrued liabilities when the related revenue is recognized. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual. In fiscal 2007, the Company recorded an adjustment to decrease its warranty reserve due to actual cost experience being more favorable than previously estimated. Information regarding changes to the Company’s warranty reserve for the three years ended June 30, 2007 was as follows:

(in thousands)
Balance at June 26, 2004	$422
Accrual for warranties issued	457
Settlements made	(509)

Balance at June 25, 2005	370
Accrual for warranties issued	829
Settlements made	(564)

Balance at June 24, 2006	635
Accrual for warranties issued	633
Settlements made	(547)
Adjustments	(381)

Balance at June 30, 2007	$340

Stock-based compensation

The Company accounts for share-based awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123 (R)”). The Company adopted FAS

No. 123 (R) on December 25, 2005, the first interim period beginning after filing its registration statement on Form S-1 in December 2005. FAS No. 123 (R) requires the measurement and recognition of the fair value of share-based awards in net income. The Company adopted FAS No. 123 (R) using the modified prospective transition method. Under the modified prospective transition method, the Company records compensation cost for: (a) share-based awards granted prior to, but not yet vested as of December 25, 2005 (except those granted before April 2004 that were valued at minimum value), based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123 (“FAS No. 123”), and (b) share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with provisions of FAS No. 123 (R). The Company recognizes compensation cost over the requisite service period of share-based awards, usually the vesting period of the awards. The fair value of share-based awards granted after the adoption of FAS No. 123(R) is amortized using the straight-line method. Share-based awards for which the Company currently recognizes stock-based compensation expense include stock options, restricted stock units, and unvested restricted shares.

Prior to December 25, 2005, the Company accounted for share-based awards in accordance with APB No. 25 (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Under FAS No. 123, compensation cost was amortized on a graded vesting basis in accordance with FASB Interpretation No. 28. Under FAS No. 123(R), the Company continues to amortize the fair value of awards granted prior to the adoption of FAS No. 123(R) using the graded vesting method.

During the year-ended June 30, 2007, the Company granted restricted stock units and unvested restricted shares in addition to stock options. The fair value of restricted stock units and unvested restricted shares is calculated based on the fair market value of the Company’s common stock at the date of grant. The fair value of our stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility, the estimated life of each award, the risk-free interest rate, and the expected dividend yield. The expected volatilities are based on a peer group of companies because there is not adequate historical data for the Company’s own stock. The expected life of the stock options issued prior to the adoption of FAS No. 123 (R) was the weighted average period of time that options granted were expected to be outstanding giving consideration to historical exercise patterns. The expected life of options issued after the adoption of FAS No. 123 (R) is determined utilizing the simplified method as set forth in Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The dividend yield used is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. As required by FAS No. 123 (R), the Company estimates expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest. Changes in these assumptions may have a significant impact on the Company’s results of operations.

The effect of the adoption of FAS No. 123 (R) was to reduce the Company’s income before income taxes by $286,000, net income by $257,000 and basic and diluted earnings per share by $0.02 for the fiscal year ended June 25, 2006. Prior to the adoption of FAS No. 123 (R), the Company recognized forfeitures as they occurred. Upon adoption of FAS No. 123 (R), the Company began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. FAS No. 123 (R) required a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on the Company’s estimate of the impact of future forfeitures on the expense recognized for unvested options at the date of adoption, the one-time cumulative adjustment was immaterial.

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

Diluted net income (loss) available to common stockholders per share is computed giving effect to all potentially dilutive common stock, including stock options, restricted stock units and unvested restricted common shares subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent dilutive. Under the treasury stock method the Company included the impact of assumed windfall tax benefits as a part of the proceeds calculation related to options outstanding prior to the adoption of FAS No. 123 (R).

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except share and per share data):

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Numerators:
Net income (loss)	$7,817	$11,088	$(312)
Accretion of Series B preferred stock redemption value (1)	—	(7,753)	(4,343)

Net income (loss) available to common stockholders—Basic and diluted	$7,817	$3,335	$(4,655)

Denominators:
Weighted-average common shares outstanding	17,661,641	10,913,787	8,741,557
Unvested common shares subject to repurchase	(31,842)	(30,831)	(78,270)

Weighted-average shares—Basic	17,629,799	10,882,956	8,663,287
Dilutive effect of employee stock options	1,127,115	1,034,066	—
Dilutive effect of Series A convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	194,175	—
Dilutive effect of unvested restricted stock units	21,258	—	—
Dilutive effect of unvested restricted common shares subject to repurchase	8,134	29,760	—

Weighted-average shares—Dilutive	18,786,306	12,140,957	8,663,287

Net income (loss) per common share—Basic	$0.44	$0.31	$(0.54)

Net income (loss) per common share—Diluted	$0.42	$0.27	$(0.54)

(1)	Income is not allocated to the Series B preferred stockholders because the accretion of the estimated redemption value of the Series B preferred stock is greater than its original price plus cumulative dividends.

The following outstanding mandatorily redeemable convertible preferred stock and convertible preferred stock, common stock options and unvested common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	June 30, 2007	June 24, 2006	June 25, 2005
Series B mandatorily redeemable convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	4,000,000
Series A convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	—	262,750
Unvested common shares subject to repurchase	—	—	52,500
Unvested restricted stock units	101,900	—	—
Stock options	481,000	184,750	1,390,225

Comprehensive income

Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There was no material difference between the Company’s net income (loss) and its comprehensive income (loss) for the years ended June 30, 2007, June 24, 2006 and June 25, 2005.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 was effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 24, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Adoption of SAB 108 did not have an impact on the Company’s financial statements.

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

Note 2—Balance Sheet Components (in thousands):

	June 30, 2007	June 24, 2006
Inventory:
Raw materials	$15,590	$16,971
Work-in-progress	1,825	2,753
Inventory held at customers	2,277	2,258
Field service inventory	1,853	1,787
Finished goods	4,474	2,330

	$26,019	$26,099

	June 30, 2007	June 24, 2006
Property and equipment, net:
Demonstration equipment	$1,463	$1,235
Computer and test equipment	4,953	3,796
Computer software	903	806
Furniture and fixtures	43	42
Leasehold improvements	1,912	1,908
Construction in progress	1,550	52

	10,824	7,839
Less: Accumulated depreciation and amortization	(5,451)	(3,971)

	$5,373	$3,868

Depreciation expense was $1,527,000, $1,324,000 and $1,076,000 for the years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively.

	June 30, 2007	June 24, 2006
Accrued liabilities:
Payroll and related expenses	$1,698	$2,967
Accrued liability for construction in progress	1,173	—
Professional fees	513	398
Accrued warranty	340	635
Accrued commissions	311	1,013
Accrued liability for inventory in-transit	241	173
Other accrued expenses	852	760

	$5,128	$5,946

Note 3—Marketable Securities:

The Company established a portfolio of available-for-sale marketable securities during the year ended June 30, 2007. Total marketable securities represents the amortized value of marketable securities which approximates their fair value. Total marketable securities excludes cash balances of $9.4 million as of June 30, 2007 and $4.3 million as of June 24, 2006. Unrealized gains and losses were immaterial for the year ended June 30, 2007.

Total marketable securities, consisted of the following available-for-sale securities (in thousands):

	June 30, 2007	June 24, 2006
Money-market funds	$44,474	$64,384
Municipal debt securities	14,592	—
Auction rate securities	14,725	—

Total marketable securities	$73,791	$64,384

Included in:
Cash and cash equivalents	$45,478	$64,384
Short-term investments	28,313	—

Total marketable securities	$73,791	$64,384

The Company’s portfolio of available-for-sale marketable securities by contractual maturity was as follows:

June 30, 2007
Due in one year or less	$72,248
Due in one year through five years	1,543

Total marketable securities	$73,791

Note 4—Income Taxes:

The Company’s income (loss) before income taxes is all U.S. source income (loss). The provision (benefit) for income taxes consists of the following (in thousands):

	June 30, 2007	June 24, 2006	June 25, 2005
Current:
Federal	$3,783	$4,189	$(80)
State	119	781	(3)
Foreign	42	78	40

	3,944	5,048	(43)

Deferred:
Federal	(588)	712	48
State	216	(152)	(344)
Foreign	—	—	—

	(372)	560	(296)

Total provision (benefit) for income taxes	$3,572	$5,608	$(339)

The difference between the actual tax rate and the U.S. statutory tax rate is as follows:

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Federal income tax provision (benefit) calculated using U.S. statutory tax rate	35.0%	35.0%	(35.0)%
State tax, net of federal benefit	1.8	2.4	(34.6)
Foreign tax	(2.2)	(0.3)	(1.3)
Research and development credit	(1.6)	(0.9)	(23.5)
Export tax benefit	(2.3)	(4.7)	(3.3)
Deferred stock-based compensation	1.4	1.4	37.1
Meals and entertainment	0.4	0.2	6.4
Changes in tax reserves	(0.8)	—	2.1
Other	(0.3)	0.5	—

Total effective tax rate	31.4%	33.6%	(52.1)%

Deferred tax assets and liabilities consist of the following (in thousands):

	June 30, 2007	June 24, 2006
Deferred tax assets:
Inventory valuation	$1,747	$2,020
Stock-based compensation	1,020	518
Research and development credits	498	384
Depreciation and amortization	104	—
Alternative minimum tax credits	—	371
Accruals, reserves and other	1,048	957

Gross deferred tax assets	4,417	4,250
Less deferred tax liability related to depreciation	(26)	(207)

Net deferred tax assets	$4,391	$4,043

The Company has determined that based upon continued taxable income and forecasted profitability for the foreseeable future, it remains more likely than not that the deferred tax asset will be realized. At June 30, 2007, the Company has research and development tax credit carryforwards of approximately $0.8 million available for state tax purposes. The tax credit carryforward will be carried forward indefinitely until utilized.

Under the Internal Revenue Code Section 382, the amounts of research and development tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of research and development credits that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

Going forward, our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discreet events, such as settlements of future duties. We expect to be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We will regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Note 5—Stock-Based Compensation:

2006 Equity Incentive Plan

In March 2006, the Board of Directors and the shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan replaced the 1998 Equity Incentive Plan (the “1998 Plan”) before its expiration and is now the Company’s only plan for providing stock-based incentive compensation (“awards”) to eligible employees and non-employee directors. The Company believes that stock-based incentive compensation aligns the interest of its employees with those of its shareholders and serves as an employment retention incentive to its employees. Awards that may be granted under the 2006 Plan consist of stock options, stock appreciation rights, stock awards and cash awards. Awards granted under the 2006 Plan to-date consist of stock options, restricted stock units, and unvested restricted shares.

At the inception of the 2006 Plan, 1 million shares were initially authorized and reserved for issuance under the plan. Also authorized for issuance under the 2006 Plan were shares previously reserved for issuance under the 1998 Plan for which awards were not granted and shares reserved for awards previously granted under the 1998 Plan that expire unvested. The 2006 Plan provides for an annual increase to the number of shares reserved for issuance equal to the lesser of the number of shares required to replenish the remaining pool to 1 million shares or the number of shares specifically approved by the Board of Directors. If necessary, the increase in shares reserved for future issuance occurs on January 1 of each year. On January 1, 2007, the number of shares reserved for issuance exceeded 1 million shares and was not increased. As of June 30, 2007, the 2006 Plan had a total of 1.4 million shares reserved for future issuance, of which 0.4 million shares were available for future grants.

Awards granted under the 2006 Plan generally vest over five years and have a maximum contractual term of ten years. Stock options granted under the 2006 Plan generally may not have a price lower than 100% of the fair market value of shares on the grant date, however, the Compensation Committee has the authority under the 2006 Plan to grant stock options at a price other than the fair market value of shares. To-date, all stock options granted under the 2006 Plan have a price equal to 100% of the fair market value of shares on the grant date.

1998 Plan

In January 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Plan”). Awards granted under the 1998 Plan consisted of unvested stock and stock options to employees, directors and consultants of the Company. Under the 1998 Plan, the Company granted incentive stock options (“ISO”) to employees and nonqualified stock options (“NSO”) to Company employees, directors and consultants. As of June 30, 2007, there were 1.6 million shares of common stock reserved for future issuance under the 1998 Plan. Shares reserved for issuance under the 1998 Plan are for awards previously granted that were outstanding as of June 30, 2007. The Company may no longer grant awards under the 1998 Plan.

Awards granted under the 1998 Plan generally vest over five years and have a maximum contractual term of ten years. Per the terms of the 1998 Plan, the exercise price of stock options granted under the 1998 Plan was not less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, and the exercise price of stock options granted to a 10% stockholder was not less than 110% of the estimated fair value of the shares on the date of grant.

The Company issues new shares of its common stock upon the exercise of stock options.

A summary of option activity for the year ended June 30, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest is as follows:

Options	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 24, 2006	2,006,050	$3.88
Granted	405,500	12.53
Exercised	(305,071)	3.08
Cancelled	(55,775)	6.70

Outstanding at June 30, 2007	2,050,704	$5.63	6.7	$16,491

Fully Vested and Expected to Vest at June 30, 2007	1,984,275	$5.49	6.7	$16,242

Exercisable at June 30, 2007	1,077,277	$3.35	5.3	$11,122

The aggregate intrinsic value was determined by using the closing market price of $13.67 of our common stock on June 30, 2007.

The total intrinsic value of options exercised in the fiscal year ended June 30, 2007, June 24, 2006 and June 25, 2005 was $2.9 million, $0.5 million and $0.5 million, respectively.

During the fiscal year ended June 30, 2007, the Company awarded 545,500 restricted stock units with a weighted average fair value of $11.47 per share and 39,650 unvested restricted shares with a fair value of $12.64 per share. These awards generally vest over five years with 20% annual cliff vesting.

A summary of all restricted stock unit and unvested restricted share activity during the fiscal year ended June 30, 2007 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Unvested at June 24, 2006	7,500	$9.50
Granted	585,150	11.55
Cancelled	(5,000)	11.12
Vested	(10,080)	11.72

Unvested at June 30, 2007	577,570	$11.52	2.4	$7,895

Expected to vest at June 30, 2007	511,727	$11.52	2.3	$6,995

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.6 million, $0.5 million and $0.1 million for the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively. Compensation cost included in inventory and the cost portion of deferred income was $50,000 at June 30, 2007.

As of June 30, 2007, the unrecognized compensation cost for stock options was $3.7 million. Unrecognized compensation cost for stock options is expected to be recognized over a weighted-average period of 3 years.

As of June 30, 2007, the unrecognized compensation cost for restricted stock units and unvested restricted shares was $5.8 million. Unrecognized compensation cost for restricted stock units and unvested restricted shares is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of shares vested during the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005 was $118,000, $622,000 and $553,000, respectively.

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

	Years Ended
	June 24, 2006	June 25, 2005
	(in thousands except per share data)
Net income (loss), as reported	$11,088	$(312)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax	1,393	769
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(1,101)	(368)

Pro forma net income (loss)	$11,380	$89

Basic net income (loss) per share available to common stockholders:
As reported	$0.31	$(0.54)

Pro forma	$0.33	$(0.49)

Diluted net income (loss) per share available to common stockholders:
As reported	$0.27	$(0.54)

Pro forma	$0.30	$(0.49)

The pro-forma disclosure above for the years ended June 24, 2006 and June 25, 2005 is provided because the Company did not adopt FAS No. 123 (R) until the beginning of the third fiscal quarter of fiscal year 2006.

Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Cost of revenue	$182	$188	$121
Research and development	617	687	259
Selling, general and administrative	1,244	992	443

Total	$2,043	$1,867	$823

Valuation of stock-based compensation

In the years ended June 30, 2007, June 24, 2006 and June 25, 2005, the weighted average grant date fair value of options issued pursuant to the Company’s plans was $8.42, $3.67 and $5.40 per share, respectively, and was calculated using the following weighted-average assumptions:

	Years Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Volatility	70%	90%	90%
Risk-free interest rate	4.45%-4.78%	3.96%-4.36%	3.18%-3.84%
Expected life (in years)	6.3	2.6	3.8
Dividend yield	None	None	None

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

Deferred stock-based compensation included in equity represents the unamortized intrinsic value of minimum value options outstanding at June 30, 2007 that continue to be accounted for under APB No. 25.

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

Restricted Stock Purchase Agreements

During the fiscal years 2001 and 2002, the Company sold 262,500 and 25,000 shares, respectively, of its common stock to employees and directors of the Company under agreements which provide the for repurchase of shares by the Company at the original purchase price for such shares, which ranged from $3.00 to $4.50 per share, respectively. This purchase price represented the estimated fair value of those shares at the purchase date. The weighted average prices of restricted stock issued in fiscal 2001 and 2002 were $3.58 and $4.50 per share, respectively. Shares were released from the repurchase option cumulatively on the dates set forth in each applicable restricted stock purchase agreement. As of June 30, 2007, no shares remain subject to repurchase.

As consideration for the purchase of a portion of these shares the Company accepted promissory notes totaling $1,027,500 from certain officers, directors and employees. These promissory notes accrued interest at a rate of 4% to 6% per annum and were payable in full in 2006. All of these notes were full recourse and were collateralized by the individual’s personal assets including the related shares purchased. One of the notes limited the personal liability to 30% of the face value of the instrument and as a result, variable accounting was required until such time as the underlying restricted shares had vested or the loan was repaid. Due to the increased fair value of the underlying common stock, the Company recorded a charge of approximately $10,000 during the fiscal year ended 2006 and $73,000 during the fiscal year ended 2005. On September 21, 2005, these notes were extinguished in exchange for the holders returning to the Company 170,918 shares with a fair value of $5.88 per share as determined by the Board of Directors. These shares were retired and added back to the shares available for future grants under the Company’s 1998 Plan.

Registration Rights

The Company and the holders of Series B entered into an “Information and Registration Rights Agreement” on November 28, 2001. Among other things, the agreement provides that upon receipt of notice of demand to effect registration with respect to all or a part of the registrable securities (4,000,000 common shares after conversion) from holders aggregating at least 50% of the Series B stockholders, as converted to common stock, the Company must employ all reasonable efforts in good faith to cause such registration statement to become effective and maintain such effectiveness for 180 days. The notice of demand to affect registration may be made at any time after the earlier of (a) four years after the date of the agreement or (b) twelve months after the closing of the Company’s qualified initial public offering of share of common stock pursuant to a registration statement. The agreement does not provide for any liquidated damages by the Company to the Series B holders if the Company is unable to complete the registration or maintain such effectiveness for 180 days. Except those common shares that were included as selling shareholders in the initial public offering, no other common shares have been registered on behalf of the former Series B stockholders under these registration rights as of June 24, 2006. The registration rights terminate: on the earlier of (i) the date five years after the closing date of the Company’s initial public offering of securities pursuant to a Registration Statement, (ii) after the Company’s initial public offering of securities pursuant to a Registration Statement, upon such holder holding less than 1% of the outstanding common stock of the Company and (iii) with respect to each holder if such holder is eligible to sell all of such holder’s registrable securities under Rule 144 of the Securities Act within any three month period without volume limitations, or under Rule 144(k) thereunder.

Dividend Restrictions

At June 30, 2007, payment of dividends on the common stock of the Company is restricted under the revolving credit facility. The Company currently has no intent to pay dividends.

Note 7—Convertible Preferred Stock:

On March 21, 2006 pursuant to the closing of a firm commitment underwritten public offering, all previously-outstanding Series A Preferred and Series B Preferred automatically converted into an aggregate of 4,262,750 shares of common stock. The following table provides the amounts reclassified to common stock and additional-paid in capital based on the recorded balances of the Series A Preferred and Series B Preferred at the date of the automatic conversion (in thousands):

	Series A Preferred		Series B Preferred
	Before Conversion	Conversion	Before Conversion	Conversion
Classified as:
Balance at conversion	$1,490	$(1,490)	$38,537	$(38,537)
Common stock, $0.001 par value		0		4
Additional paid-in capital		$1,490		$38,533

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

Note 9—Commitments and Contingencies:

Lease Commitments

The Company has a lease through December 10, 2007 covering approximately 33,200 square feet of office space in San Jose, California for the Company’s main corporate facilities, which we use for R&D, sales and marketing, manufacturing, finance and administration. In May 2004, the Company leased approximately 19,240 square feet of additional space in San Jose, California, which the Company uses for receiving, shipping and warehousing activities. This lease runs through October 31, 2008. In December 2006, the Company signed a 5 year sublease agreement and a 5 year master lease agreement that begins at the end of the sublease, under which we agreed to lease a 128,000 square foot building located at 5345 Hellyer Avenue, San Jose, California. The leased premise will be used primarily for manufacturing, research and design and general corporate purposes. Subsequent to executing the lease, the Company petitioned the City of San Jose and had the address changed to 875 Embedded Way, San Jose, California. The Company has additional leases for office space in Portland, Oregon used for R&D activities and in Mesa, Arizona for sales and applications support. The Company leases office space in the Philippines for board repair and sales and service activities. The Company also has leases for office space in Japan, Korea, Thailand, China, the United Kingdom and Italy for sales and services. Rent expense for the years ended June 30, 2007, June 24, 2006 and June 25, 2005 was $2,037,000, $1,432,000 and $1,358,000, respectively. Future minimum lease payments as of June 30, 2007 under non-cancelable operating leases are as follows (in thousands):

Fiscal 2008	$2,300
Fiscal 2009	1,620
Fiscal 2010	1,568
Fiscal 2011	1,590
Fiscal 2012	1,920
Thereafter	12,142

$21,140

Purchase commitments

There were no non-cancelable purchase commitments that exceeded twelve months at June 30, 2007 or June 24, 2006.

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

Line of Credit

Since April 29, 2005, the Company has a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on July 28, 2008, bearing interest at the bank’s prime rate per annum. The interest rate at June 30, 2007 was 8.25%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. As of June 30, 2007, there have been no borrowings under the line of credit and the Company was in compliance with the covenant and other restrictions.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of June 30, 2007, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” county, if known. The Company’s net revenue by geographic regions was (in thousands):

	Year Ended
	June 30, 2007		June 24, 2006		June 25, 2005
North America, Primarily United States	$19,572	24.5%	$15,460	17.6%	$20,107	41.5%
Asia/Pacific
Korea	18,843	23.6	29,588	33.7	10,149	21.0
Taiwan	9,598	12.0	17,458	19.9	1,074	2.2
Thailand	2,758	3.5	4,464	5.1	2,332	4.8
People’s Republic of China	19,889	25.0	14,786	16.9	8,577	17.7
Philippines	5,286	6.6	1,464	1.7	1,053	2.2
Other	1,407	1.8	571	0.6	488	1.0

Total Asia Pacific	57,781	72.5	68,331	77.9	23,673	48.9

Europe, Middle East and Africa (EMEA)	2,368	3.0	3,878	4.5	4,667	9.6

	$79,721	100.0%	$87,669	100.0%	$48,447	100.0%

As of June 30, 2007, over 85% of the Company’s long-lived assets consisting of property and equipment were located in the United States.

Note 11—Related Party Transactions:

At June 25, 2005 and June 26, 2004, the Company held non-recourse promissory notes from one executive, one non-executive employee and three directors totaling $1,027,500. The notes were issued in connection with the purchase of shares of common stock in October 2000, January 2001, March 2001 and April 2002. On

September 21, 2005, these notes were extinguished and a total bonus payment of $117,000 that was approved by the Board of Directors was paid to the directors and an executive and $48,000 to one non-executive employee to reimburse them for the tax consequences related to the repurchase of their restricted common stock to extinguish their non-recourse promissory notes (see Note 6). The bonus was recognized in the accompanying consolidated statements of operations as selling, general and administrative expense.

The Company sells its products to one of its common stockholders (a former Series A Preferred stockholder) which management believes are on arm’s length terms based on prices charged to other unrelated customers. Total net sales to the stockholder were $8,400,000, $9,272,000 and $16,502,000 in the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively. The balance due from the stockholder was $275,000 and $4,843,000 at June 30, 2007 and June 24, 2006, respectively. This stockholder’s ownership represents less than 0.4% of the common stock outstanding at June 24, 2006 and it does not have the right to appoint a member to the Company’s Board of Directors and does not have active involvement in the day to day management or direction of Company policies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on the 7th day of September, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBIN ADLER Robin Adler	Chief Executive Officer and Chairman (Principal Executive Officer)	September 7, 2007

/s/ JAMES P. MONIZ James P. Moniz	Chief Financial Officer (Principal Financial Officer)	September 7, 2007

/s/ PAUL M. BARICS Paul M. Barics	Vice President and Corporate Controller (Principal Accounting Officer)	September 7, 2007

/s/ HOWARD MARSHALL Howard Marshall	Director	September 7, 2007

/s/ JUAN A. BENITEZ Juan A. Benitez	Director	September 7, 2007

Stephen G. Newberry	Director

/s/ RICHARD L. DISSLY Richard L. Dissly	Director	September 7, 2007

/s/ EUGENE R. WHITE Eugene R. White	Director	September 7, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1†	Amended and Restated Certificate of Incorporation

3.4†	Amended and Restated Bylaws

4.1†	Specimen Common Stock Certificate

4.2†	Information and Registration Rights Agreement by and among Nextest Systems Corporation and certain holders of preferred stock, dated as of November 27, 2001

10.1†	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended

10.2†	Form of Option Agreement under Nextest Systems Corporation 1998 Equity Incentive Plan

10.3†	Nextest Systems Corporation 2006 Equity Incentive Plan

10.4†	Form of Option Agreement under Nextest Systems Corporation 2006 Equity Incentive Plan

10.5†	Nextest Systems Corporation 2006 Employee Stock Purchase Plan

10.6	Form of Indemnification Agreement incorporated by reference from Exhibit 10.6 of the Company’s Form 10-K filed September 12, 2006

10.7†	Lease Agreement dated October 16, 2000 by and between Lawrence L. Reece Trust and the Company

10.8†	Lease Agreement dated April 8, 2004 by and between Wilson Hui, Theresa Hui, Yen Hui, Yenny Chuong and James Chuong and the Company

10.9	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.9 of the Company’s Form 8-K filed February 5, 2007)

10.10	Form of Restricted Stock Grant Notice. (Incorporated by reference from Exhibit 10.10 of the Company’s Form 8-K filed February 5, 2007)

10.11	Hellyer Avenue lease dated December 22, 2006 by and between Mission West Properties, L.L.P. and the registrant. (Incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed February 6, 2007)

10.12	Hellyer Avenue Sublease dated December 22, 2006 by and between Celestica Asia Inc. and the registrant. (Incorporated by reference from Exhibit 10.12 of the Company’s Form 10-Q filed February 6, 2007)

10.13	Form of the Change of Control Severance Agreement. (Incorporated by reference from Exhibit 10.13 of the Company’s Form 8-K filed May 16, 2007)

21.1	Subsidiaries of Nextest Systems Corporation

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (included on page 70)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CEO

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

†	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-1301000) initially filed with the Securities and Exchange Commission on December 2, 2005