Form 10-Q
period 2007-09-29
NEXTEST SYSTEMS CORP
filed 2007-11-08
CIK 1167896

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007.

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

875 Embedded Way, San Jose, California 95138

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 960-2400

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

Yes  ☐    No  ☒

As of October 26, 2007, there were 17,923,656 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NEXTEST SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

(unaudited)

	September 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$67,676	$54,916
Short-term investments	9,758	28,313
Accounts receivable, net of allowance of $90 at September 29, 2007 and at June 30, 2007	19,882	5,940
Inventory	22,250	26,019
Deferred tax assets	2,772	2,677
Restricted cash	212	212
Prepaid expenses, taxes and other current assets	6,111	6,154

Total current assets	128,661	124,231
Property and equipment, net	12,072	5,373
Restricted cash	—	5
Deferred tax assets	1,738	1,714
Other assets	311	289

Total assets	$142,782	$131,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,687	$4,920
Accrued liabilities	7,770	5,128
Deferred income	5,891	1,690
Income taxes payable	28	1,265

Total current liabilities	18,376	13,003
Deferred income	385	310
Other liabilities	2,676	809
Long-term income taxes payable	861	—

Total liabilities	22,298	14,122

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock: no par value, 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.001 par value; 140,000 shares authorized, 17,916 and 17,860 shares issued and outstanding at September 29, 2007 and June 30, 2007, respectively	18	18
Additional paid-in capital	106,079	105,181
Deferred stock-based compensation	(85)	(122)
Retained earnings	14,472	12,413

Total stockholders’ equity	120,484	117,490

Total liabilities and stockholders’ equity	$142,782	$131,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 29, 2007	September 23, 2006
Net revenue	$22,982	$26,859
Cost of revenue	11,523	12,358

Gross profit	11,459	14,501

Operating expenses:
Research and development	2,781	2,162
Selling, general and administrative	6,728	5,670

Total operating expenses	9,509	7,832

Income from operations	1,950	6,669
Interest and other income, net	911	837

Income before income taxes	2,861	7,506
Income tax provision	1,001	2,722

Net income	$1,860	$4,784

Net income per share:
Basic	$0.10	$0.27

Diluted	$0.10	$0.25

Shares used in computing per share amounts:
Basic	17,853	17,508

Diluted	18,895	18,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEST SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 29, 2007	September 23, 2006
Cash flows from operating activities:
Net income	$1,860	$4,784
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	523	364
Provision for excess inventory	449	244
Stock-based compensation	852	360
Deferred tax provision (benefit)	(119)	182
Tax benefits from stock-based compensation plans	41	186
Excess tax benefits from stock-based compensation plans	(46)	(178)
Changes in current assets and liabilities:
Accounts receivable	(13,942)	(3,666)
Inventory	3,068	(1,041)
Prepaid expenses, taxes and other current assets	81	52
Other assets	(22)	(12)
Accounts payable	(392)	944
Accrued and other liabilities	2,384	(1,551)
Deferred income	4,276	(2,887)
Income taxes payable	(177)	1,849

Net cash used in operating activities	(1,164)	(370)

Cash flows from investing activities:
Purchase of property and equipment	(4,695)	(92)
Sale of property and equipment	9	—
Purchases of available-for-sale securities	(8,199)	(15,580)
Sales and maturities of available-for-sale securities	26,716	86
Changes in restricted cash	5	—

Net cash provided by / (used in) investing activities	13,836	(15,586)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	152
Excess tax benefits from stock-based compensation plans	46	178

Net cash provided by financing activities	88	330

Net increase (decrease) in cash and cash equivalents	12,760	(15,626)
Cash and cash equivalents at beginning of period	54,916	68,667

Cash and cash equivalents at end of period	$67,676	$53,041

Supplemental disclosure of cash flow information:
Inventory capitalized as test and demonstration equipment	$252	$169

Purchases of property and equipment through accounts payable and accrued liabilities	$2,284	$—

Income taxes paid, net of income tax refunds	$18	$506

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

The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in June. Fiscal 2008 and fiscal 2007 are 52 and 53 week fiscal years, respectively. The periods for the three months ended September 29, 2007 and September 23, 2006 each included 13 weeks.

Note 2— Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The June 30, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary, including adjustments resulting from the adoption of Financial Accounting Standards Board (the “FASB”) Financial Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) as discussed in “Note 11 - Income Taxes”, for a fair statement of financial position, results of operations and cash flows for the periods indicated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty, income taxes and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3— Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. In May 2007, the FASB issued FASB Statement of Position FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 on July 1, 2007, the first day of its 2008 fiscal year. The effect of the adoption of FIN 48 on the Company’s condensed consolidated balance sheet is summarized in “Note 11 – Income Taxes”.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2009 fiscal year. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its financial statements.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), —including an amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial statements.

Note 4— Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents and short-term investments are maintained with high-quality financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are derived from U.S. dollar denominated revenue earned from customers located primarily in North America, Europe and Asia. The Company performs on-going credit evaluations of its customers’ financial condition. While the Company generally does not require collateral, in certain circumstances it may require a customer to provide an irrevocable letter of credit and/or a significant cash deposit prior to shipment. The Company assesses collectibility of its accounts receivable and provides a valuation allowance for its estimate of uncollectible amounts. The Company did not have significant provisions, write-offs or recoveries during the three months ended September 29, 2007 or the three months ended September 23, 2006.

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Three Months Ended
Customer	September 29, 2007	September 23, 2006
SanDisk	35%	27%
Samsung	27%	25%
Atmel	*	17%

*	Less than 10% of net revenue in the period.

The following table sets forth accounts receivable from customers comprising 10% or more of the Company’s total accounts receivable balance at the period ends indicated:

Customer	September 29, 2007	June 30, 2007
SanDisk	29%	11%
United Test and Assembly (UTAC)	26%	31%
Dallas Semiconductor Corporation	*	12%

*	Less than 10% of total accounts receivable in the period.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5—Short-term Investments

The Company classifies marketable securities with remaining maturities at the time of purchase of greater than 90 days as short-term investments as these investments are deemed to be available for use in current operations as needed. Marketable securities consist of municipal debt and auction-rate securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” with net unrealized gains and losses reported within stockholders’ equity. Such unrealized gains and losses at September 29, 2007 and September 23, 2006 were immaterial. Realized gains or losses on the sale or maturity of securities are determined based on specific identification and are included in interest and other income, net in the condensed consolidated statement of operations. As of September 29, 2007, short-term investments consisted of auction rate and municipal debt securities which when purchased had contractual maturity dates of greater than 90 days.

Note 6—Balance Sheet Components

(in thousands)	September 29, 2007	June 30, 2007

Inventory:
Raw materials	$11,201	$15,590
Work-in-progress	4,509	1,825
Inventory held at customers	3,019	2,277
Field service inventory	1,806	1,853
Finished goods	1,715	4,474

	$22,250	$26,019

Inventory provisions for the three months ended September 29, 2007 and September 23, 2006 were $449,000 and $244,000, respectively. The benefits resulting from sales of previously written-down inventory for the three months ended September 29, 2007 and September 23, 2006 were $245,000 and $38,000, respectively.

(in thousands)	September 29, 2007	June 30, 2007

Accrued liabilities:
Payroll and related expenses	$2,243	$1,698
Accrued liability for construction in progress	2,241	1,173
Accrued liability for inventory in transit	734	241
Customer deposits	624	9
Accrued commissions	571	311
Accrued warranty	360	340
Professional fees	351	513
Other accrued expenses	646	843

	$7,770	$5,128

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7— Net Income Per Share

Basic net income per share is computed by dividing the net income by the weighted-average common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including stock options, restricted stock units and unvested restricted common shares subject to repurchase using the treasury stock method. Under the treasury stock method, the Company included the impact of assumed windfall tax benefits as part of the proceeds calculation related to options outstanding prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”).

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 29, 2007	September 23, 2006
Numerator:
Net income	$1,860	$4,784

Denominator:
Weighted-average common shares outstanding	17,893	17,516
Unvested common shares subject to repurchase	(40)	(8)

Basic weighted shares outstanding	17,853	17,508

Effect of potential dilutive securities:
Stock options	989	1,257
Unvested restricted stock units	47	—
Unvested common shares subject to repurchase	6	4

Diluted weighted shares outstanding	18,895	18,769

Net income per common share—Basic	$0.10	$0.27

Net income per common share—Diluted	$0.10	$0.25

The following outstanding stock options, unvested restricted stock units, and unvested common shares subject to repurchase were excluded from the computation of diluted net income per share as they would have had an antidilutive effect (in thousands):

	Three Months Ended
	September 29, 2007	September 23, 2006
Unvested common shares subject to repurchase	—	1
Unvested restricted stock units	51	—
Stock options	481	—

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8—Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123 (R). Stock-based compensation expense, including amounts to non-employee directors, was included in the following statement of operations categories (in thousands):

	Three Months Ended
	September 29, 2007	September 23, 2006
Cost of revenue	$55	$45
Research and development	241	137
Selling, general and administrative	556	178

Subtotal	852	360
Less: Income tax benefit	(289)	(71)

Net stock-based compensation expense	$563	$289

Compensation cost included in inventory and the cost portion of deferred income was $53,000 at September 29, 2007 and $57,000 at September 23, 2006. Compensation cost related to awards outstanding at the adoption of FAS No. 123 (R) is attributed using an accelerated amortization approach in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Compensation cost related to awards granted after the adoption of FAS No. 123 (R) is attributed on a straight-line basis.

Deferred stock-based compensation included in equity represents the unamortized intrinsic value of minimum value options that continue to be accounted for under APB No. 25.

The Company did not grant stock options during the three months ended September 29, 2007 or the three months ended September 23, 2006.

A summary of stock option activity for the three months ended September 29, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest is as follows (in thousands, except per share amounts and terms):

Options	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	2,051	$5.63
Granted	—	—
Exercised	(17)	2.44
Forfeited	(4)	8.52

Outstanding at September 29, 2007	2,030	$5.65	6.4	$14,633

Fully Vested and Expected to vest at September 29, 2007	1,973	$5.52	6.4	$14,480

Exercisable at September 29, 2007	1,239	$3.53	5.2	$11,566

As of September 29, 2007, the unrecognized compensation cost for stock options was $3.2 million. Unrecognized compensation cost for stock options is expected to be recognized over a weighted-average period of 2.7 years.

The total intrinsic value of options exercised in the three months ended September 29, 2007 and September 23, 2006 was $0.2 million and $0.5 million, respectively.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of all restricted stock unit and unvested restricted share activity during the three months ended September 29, 2007 is as follows (in thousands, except per share amounts and terms):

	Shares	Weighted- Average Grant- Date Fair Value per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested at June 30, 2007	578	$11.52
Granted	9	11.50
Vested	(39)	11.52
Forfeited	(3)	11.12

Unvested at September 29, 2007	545	$11.53	2.4	$7,013

Expected to vest at September 29, 2007	484	$11.53	2.3	$6,225

As of September 29, 2007, the unrecognized compensation cost for restricted stock units and unvested restricted shares was $5.4 million. Unrecognized compensation cost for restricted stock units and unvested restricted shares is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended September 29, 2007 was $0.4 million.

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

The Company markets its products and related services to customers mainly through a direct sales force. Net revenue is attributed to geographic areas based on the country to which product is shipped or its first “in-use” country, if known. The Company’s net revenue by geographic regions was (in thousands):

	Three Months Ended
	September 29, 2007		September 23, 2006
North America, primarily United States	$2,680	11.7%	$7,996	29.8%
Asia/Pacific
Korea	6,454	28.1	7,693	28.6
Taiwan	8,952	39.0	3,839	14.3
Thailand	304	1.3	1,259	4.7
People’s Republic of China	816	3.6	3,726	13.9
Philippines	3,151	13.7	340	1.3
Other	183	0.7	155	0.5

Total Asia Pacific	19,860	86.4	17,012	63.3
Total Europe, Middle East and Africa (EMEA)	442	1.9	1,851	6.9

	$22,982	100.0%	$26,859	100.0%

Over 90% of the Company’s long-lived assets are located in the United States.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10—Commitments and Contingencies

Warranty

The Company generally warrants its products against defects, in material, workmanship and non-conformance to the Company’s specification for a period of twelve months. The Company’s warranty provision is based on the Company’s best estimate, considering historical experiences with similar products as well as other assumptions that are considered reasonable under the circumstances. A provision for the estimated cost of warranty is recorded as a cost of revenue and is included in accrued liabilities when the related revenue is recognized. Adjustments are made to such estimates based on actual settlements. Changes in the Company’s warranty provision were as follows (in thousands):

Beginning balance at June 30, 2007	$340
Accrual for warranties issued	152
Settlements made	(132)

Ending balance at September 29, 2007	$360

Beginning balance at June 24, 2006	$635
Accrual for warranties issued	219
Settlements made	(128)

Ending balance at September 23, 2006	$726

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

Line of Credit

Since April 29, 2005, the Company has maintained a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on July 28, 2008, bearing interest at the bank’s prime rate per annum. The interest rate at September 29, 2007 was 7.75%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. As of September 29, 2007, there have been no borrowings under the line of credit and the Company was in compliance with the covenant and other restrictions.

NEXTEST SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Lease Obligation

There were no significant changes to the Company’s operating lease obligations during the quarter ended September 29, 2007.

In October 2007, the Company completed the relocation of its corporate headquarters from 1901 Monterey Road, San Jose, California to 875 Embedded Way, San Jose, California. The Company constructed improvements at the building to prepare the leased premise for its intended use. Per the terms of the lease agreement, the landlord provided a tenant improvement allowance of up to $1.8 million of the construction costs. During the quarter ended September 29, 2007, the Company submitted to the landlord a claim for the total tenant improvement allowance of $1.8 million. As of September 29, 2007, the Company has recorded a $1.8 million tenant improvement allowance receivable within prepaid and other current assets, and a deferred rent balance of $1.8 million within other liabilities on its condensed consolidated balance sheet. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the deferred rent balance will be amortized as a reduction to lease expense over the term of the lease.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of day-to-day operations. As of September 29, 2007, the Company was not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Note 11—Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result of adopting FIN 48, the Company decreased its income taxes payable by $0.2 million with a corresponding increase to opening retained earnings as of July 1, 2007. The Company also reclassified $0.8 million from current to non-current income taxes payable and $0.4 million was reclassified from current taxes payable to reduce long-term deferred tax assets.

On July 1, 2007, the Company had $1.3 million of unrecognized tax benefits. If recognized, approximately $0.7 million, net of federal benefits, would be recorded as an income tax benefit on the Company’s condensed consolidated statement of income. During the quarter-ended September 29, 2007, the Company recorded an increase of its unrecognized tax benefits of $28,000. The Company anticipates that its total unrecognized tax benefits may change by $0.3 million due to the expiration of statutes of limitations during the next 12 months.

After the adoption of FIN 48, the Company recognizes interest and penalties related to income tax matters as part of the income tax provision. Prior to the adoption of FIN 48, interest and penalties related to income taxes were included in interest and other income, net on the Company’s consolidated income statement. Prior period financial statements were not restated to reflect the change in accounting policy. As of July 1, 2007, the Company had $0.1 million accrued for interest. As of September 29, 2007, the Company had $0.1 million accrued for interest. These accruals are included as components of non-current income taxes payable on the Company’s condensed consolidated balance sheet.

The Company files income tax returns in the United States on a federal basis and in various U.S. state and foreign jurisdictions. The Company may be subject to the examination of its federal income tax returns by the Internal Revenue Service for years 2001 and forward. For the Company’s significant state tax jurisdictions, the Company is subject to routine examination for years 2001 and forward. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2005 and forward in various immaterial foreign tax jurisdictions in which it operates.

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

Documents to Review In Connection With Management’s Analysis of Financial Condition and Results of Operations

For a full understanding of our financial position and results of operations for the three months ended September 29, 2007 and September 23, 2006, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this Form 10-Q and the financial statements and related notes included in our Form 10-K filed on September 7, 2007 with the SEC.

Overview

We design, develop, manufacture, sell and service low-cost, high throughput ATE systems for the semiconductor industry. We address rapidly growing, high volume segments within the semiconductor industry such as flash memory, flash card, and flash memory-based system-on-chip markets. Our customers include integrated device manufacturers, packaging assembly and test providers, wafer fabrication foundries and fabless semiconductor companies. Since we introduced our first products in 1998, we have shipped over 1,800 systems to more than 60 semiconductor companies worldwide.

We provide direct sales and customer support to the major semiconductor manufacturing markets through sales personnel in the U.S., the Philippines, Thailand, Korea, Japan, the People’s Republic of China, the United Kingdom, France and Italy. Many of our sales and marketing employees are applications engineers, who work as part of the sales team to assist customers in the application of the ATE. Our direct sales force earns commissions based on the sales they generate. We also use a network of independent sales representatives in the People’s Republic of China, Taiwan, Malaysia, Singapore and Israel. Independent sales representatives work on commission and place customers’ orders directly with us. A majority of our net revenue is generated by our direct sales force and we expect this trend to continue as we expand our internal sales organization in the future.

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

The following describes certain line items set forth in our statements of operations:

Net Revenue. Net revenue is derived from the sale of products and services and is adjusted for estimated sales returns and allowances, if any, which historically have been insignificant. We derive the majority of our net revenue from product sales. Revenue from our customers is subject to both quarterly and annual fluctuations, as a result of the cyclical nature of the semiconductor industry, and therefore past performance may not be indicative of future results. While we have shipped our systems to over 60 semiconductor companies, we derive the majority of our net revenue from a small number of customers. We expect that sales to a limited number of customers will continue to account for a significant portion of our future net revenue. We generally have limited backlog, and rely on orders that are booked and shipped in the same quarter for a significant portion of our net revenue.

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

Selling, General and Administrative. Selling, general and administrative, or SG&A, expense includes costs related to sales and marketing personnel, applications engineering personnel, sales commissions paid to internal and outside sales representatives, outside contractor expense and other sales and marketing activities, as well as salaries and related expense for administrative, finance, human resources and executive personnel and fees for legal and accounting services. We expect that general and administrative costs will increase in absolute dollars to support future operations. Sales and marketing expense may also increase in absolute dollars as we continue to develop our global selling and marketing capabilities. In addition, the commission expense included in SG&A expenses can fluctuate with changes in revenue and changes in customer mix comprising revenue in a particular period. SG&A expense also includes stock-based compensation cost.

Interest and Other Income, net. Interest and other income, net primarily represents interest earned on cash, cash equivalents and short-term investments, interest expense, and gains and/or losses from transactions denominated in foreign currencies, which historically have not been material.

Income Tax Provision. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A valuation allowance is provided if management cannot conclude that it is more likely than not that our deferred tax assets will be realized. See Recently Issued Accounting Pronouncements and Critical Accounting Estimates below for discussions regarding our adoption of FIN 48 in the first quarter of fiscal 2008.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FIN 48 on July 1, 2007, the first day of our 2008 fiscal year. The effect of the adoption of FIN 48 on our condensed consolidated balance sheet is summarized in “Note 11 – Income Taxes” to our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 —including an amendment of SFAS No. 115. SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact, if any, of adopting SFAS No. 159 on our financial statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on the company of current events and actions, actual results may differ from these estimates, assumptions and judgments.

We consider critical those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies in the portrayal of our financial condition and results of operations. These critical accounting policies are: revenue recognition, valuation of excess and obsolete inventory, income taxes, accrued warranty obligations, allowance for doubtful accounts receivable and stock-based compensation. Except for income taxes, there were no changes to our critical accounting estimates during the three months ended September 29, 2007.

Income Taxes

On July 1, 2007, the first day of our 2008 fiscal year, we adopted the provisions of FIN 48. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements and contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including the resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have an impact on our condensed consolidated statement of income, and the impact on our condensed consolidated balance sheet is summarized in “Note 11 – Income Taxes” to our condensed consolidated financial statements.

Results of Operations

Our operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	September 29, 2007	September 23, 2006
Net revenue	100.0%	100.0%
Cost of revenue	50.1	46.0

Gross profit	49.9	54.0

Operating expenses:
Research and development	12.1	8.0
Selling, general and administrative	29.3	21.2

Total operating expenses	41.4	29.2

Income from operations	8.5	24.8
Interest and other income, net	3.9	3.1

Income before income taxes	12.4	27.9
Income tax provision	(4.3)	(10.1)

Net income	8.1	17.8

Net Revenue

	Three Months Ended		Change
(dollars in thousands)	September 29, 2007	September 23, 2006	$	%
Net Revenue	$22,982	$26,859	$(3,877)	(14)%

The overall decrease in net revenue for the three months ended September 29, 2007 reflected a $4.3 million decrease in product revenue and was partially offset by a $0.4 million increase in service revenue. Net revenue from the Magnum product line, which represents 90% of net revenue in the three months ended September 29, 2007, decreased from the three months ended September 23, 2006. Net revenue from the Maverick/Lightning product lines also decreased relative to the prior year quarter. Service revenue increased from prior year and represented 6% of net revenue for the three months ended September 29, 2007. The decrease in net revenue from the Magnum product line for the three months ended September 29, 2007 is the result of an absence of significant sales from two large customers from the same period last year. The average price per Magnum system sold increased in the three months ended September 29, 2007 due to an increase in purchases of higher pin count systems compared to the year ago quarter. The Maverick/Lightning product line decrease in net revenue is the result of a decreased number of systems sold as compared to the three months ended September 23, 2006, which we attribute primarily to customer buying patterns. We believe the Magnum product will continue to provide the majority of our product revenue. However, the specific results will fluctuate based upon specific customer buying patterns, including product configurations.

The following table provides customers that contributed 10% or more of net revenue in the three month periods ended September 29, 2007 and September 23, 2006:

	Three Months Ended
Customer	September 29, 2007	September 23, 2006
SanDisk	35%	27%
Samsung	27%	25%
Atmel	--	17%

*	Less than 10% of net revenue in the period.

Customers representing a significant portion of any period’s net revenue will vary due to specific buying patterns and their test capacity requirements. We expect that three or four customers will continue to provide a majority of our net revenue in any particular period.

Net revenue by geographic region is based upon the ship-to or first in-use destination and during the three months ended September 29, 2007 and September 23, 2006 was as follows:

	Three months ended
(dollars in thousands)	September 29, 2007		September 23, 2006
North America, primarily United States	$2,680	12%	$7,996	30%
Asia/Pacific	19,860	86	17,012	63
EMEA (Europe, Middle East, Africa)	442	2	1,851	7

Total	$22,982	100%	$26,859	100%

North America revenue decreased largely due to the decrease in Atmel net revenue for shipments to their North America locations. Net revenue by geographies will vary due to the timing of capacity additions by particular customers and the particular customer locations where the capacity is being added. We believe the Asia/Pacific region will continue to be a major geographic source of our revenue, particularly for flash memory manufacturers.

Cost of Revenue and Gross Profit

	Three Months Ended		Change
(dollars in thousands)	September 29, 2007	September 23, 2006	$	%
Gross Profit	$11,459	$14,501	$(3,042)	(21)%
% of Net Revenue	50%	54%

Gross profit decreased $3.0 million in the three months ended September 29, 2007 as compared to the three months ended September 23, 2006 primarily due to lower revenue levels and sales to certain customers at lower than average margins, partially offset by improved factory utilization. During the three months ended September 29, 2007 we continue to produce to support current revenue and future demand. In comparison, during the three months ended September 23, 2006 production activity was reduced as we anticipated a softening in demand. In addition, we incurred duplicate facility costs of $0.3 million during the three months ended September 29, 2007 in connection with the relocation to our new corporate headquarters facility.

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

Research and Development Expense

	Three Months Ended		Change
(dollars in thousands)	September 29, 2007	September 23, 2006	$	%
R&D	$2,781	$2,162	$619	29%
% of Net Revenue	12%	8%

The increase in R&D expense in the three months ended September 29, 2007 as compared to the three months ended September 23, 2006 consists primarily of a $0.3 million increase in compensation expense resulting from a 10 person increase in the average R&D headcount, a $0.1 increase in stock-based compensation expense, and a $0.1 increase in engineering tooling expenses.

We will continue to invest in R&D in future periods to support ongoing enhancements to our current product offering and the research engineering activities for developing new products for other markets we plan to address. These costs may be partially offset by reduced engineering support required on existing products, including Maverick and released Magnum platforms. There can be no assurance that net revenue will increase at a rate equal to or greater than the amount that will be required for R&D expenditures.

Selling, General and Administrative Expense

	Three Months Ended		Change
(dollars in thousands)	September 29, 2007	September 23, 2006	$	%
SG&A	$6,728	$5,670	$1,058	19%
% of Net Revenue	29%	21%

The increase in SG&A expense in the three months ended September 29, 2007 as compared to the three months ended September 23, 2006 resulted from a $0.4 million increase in compensation expense due to the addition of five employees in sales and marketing and two in finance and administration; a $0.4 million increase in stock-based compensation expense due to new grants of stock-based award grants, and a $0.3 million increase in travel and entertainment costs due to an increase in the size of our sales force and the geography of our customers which has required increased travel.

We expect SG&A will increase in future periods as we continue our international expansion and grow our administrative capabilities. The mix of the source of revenue and its implication on commission expense may either add to, or to some extent offset, those additional expected costs.

Interest and Other Income, Net.

	Three Months Ended		Change
(dollars in thousands)	September 29, 2007	September 23, 2006	$	%
Interest and Other Income, Net	$911	$837	$74	9%
% of Net Revenue	4%	3%

The increase in interest and other income, net in the three months ended September 29, 2007 compared to the same period a year ago was caused by a higher average cash, cash equivalents, and short-term investment balances and higher interest rates.

Income Tax Provision

	Three Months Ended
(dollars in thousands)	September 29, 2007	September 23, 2006
Income Tax Provision	$1,001	$2,722
Effective Tax Rate	35%	36%

The decrease in the income tax provision in the three months ended September 29, 2007 as compared to the three months ended September 23, 2006, is due primarily to a decrease in the income before income taxes and also due to a higher incremental benefit from research and development tax credits.

Liquidity and Capital Resources

As of September 29, 2007, we had cash and cash equivalents of $67.7 million and working capital of $110.3 million. As of June 30, 2007, we had cash and cash equivalents of $54.9 million and working capital of $111.2 million. The increase in cash and cash equivalents for the quarter ended September 29, 2007 is primarily due to cash flows provided by investing activities which increased due to higher sales and maturities of available-for-sale securities and lower purchases of available for sale securities.

In October 2007, we completed the relocation of our corporate headquarters from 1901 Monterey Road, San Jose, California to 875 Embedded Way, San Jose, California. As of September 29, 2007, we were in the process of constructing improvements at the building to prepare the leased premise for its intended use. Cash expenditures for the improvements are expected to total $8.8 million, of which $5.7 million has been paid as of September 29, 2007, with the remainder expected to be paid during the quarter ended December 29, 2007. Per the terms of the lease agreement, the landlord provided a tenant improvement allowance of up to $1.8 million of the construction costs. During the quarter ended September 29, 2007, we submitted to the landlord a claim for the total tenant improvement allowance of $1.8 million. As of September 29, 2007, we have recorded a $1.8 million tenant improvement allowance receivable within prepaid and other current assets, and a deferred rent balance of $1.8 million on our condensed consolidated balance sheet.

Cash Flows from Operating Activities

Net cash used in operating activities of $1.2 million during the three months ended September 29, 2007, consisted of (in thousands):

Net income	$1,860
Non-cash charges (credits):
Depreciation and amortization	523
Provision for excess inventory	449
Stock-based compensation	852
Tax benefits from stock-based compensation plans	41
Excess tax benefits from stock-based compensation plans	(46)
Deferred tax benefit	(119)
Cash invested in working capital	(4,724)

$(1,164)

The significant cash outflows during the three months ended September 29, 2007, included in the $4.7 million increase in other working capital accounts above, consisted primarily of a $13.9 million increase in accounts receivable due to higher sales during the quarter compared to the preceding quarter, partially offset by a $4.3 million increase in deferred income primarily due to higher shipments during the quarter, a $3.1 million decrease in inventory as a result of increased order activity and a $2.4 million increase in accrued and other liabilities primarily due to costs accrued for construction in progress.

Our inventory turns were 1.9 in both the three months ended September 29, 2007 and the three months ended September 23, 2006. We are taking steps to improve inventory turns at the current level of revenues over the next several quarters.

Days sales outstanding in our accounts receivable at September 29, 2007 were 79 days as compared to 68 days at September 23, 2006. Days sales outstanding in accounts receivable varies significantly due to the timing of shipments during the period and changes in deferred product revenue and customer deposits. We continue to monitor outstanding accounts receivable and aggressively pursue cash collections.

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

Cash Flows from Investing Activities

Cash provided by investing activities in the three months ended September 29, 2007 was $13.9 million. In the three months ended September 29, 2007, we had sales and maturities of available-for-sale securities of $18.5 million, net of purchases.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.1 million in the three months ended September 29, 2007. Cash provided by financing activities in the three months ended September 29, 2007 consisted of excess tax benefits from our stock-based compensation plans as well as proceeds from stock option exercises.

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

Contractual Obligations

Our contractual obligations consist primarily of non-cancelable operating leases expiring at various times through 2016. There was no significant change to our operating lease obligations during the quarter ended September 29, 2007. In our annual report on Form 10-K for our fiscal year ended June 30, 2007, we reported purchase obligations of $5.7 million related to the construction of improvements on our new corporate headquarters. As of September 29, 2007, our remaining planned expenditures for the construction of improvements, excluding amounts included in our condensed consolidated balance sheet as accrued liabilities, was $0.8 million.

As discussed in “Note 11 – Income Taxes” to our condensed consolidated financial statements, we adopted the provisions of FIN 48 on July 1, 2007, the first day of our 2008 fiscal year. At September 29, 2007, we had long-term income taxes payable for unrecognized tax benefits and related interest and penalties totaling $0.9 million, none of which we expect will be paid in the next 12 months.

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity.

Since April 29, 2005, we have had a $10,000,000 maximum revolving credit facility based on certain qualifying accounts receivable with a financial institution that expires on July 28, 2008, bearing interest at the bank’s prime rate per annum. The interest rate at September 29, 2007 was 7.75%. The agreement, which is collateralized by the assets of the Company, contains a minimum net worth covenant and other restrictions. As of September 29, 2007, there have been no borrowings under the line of credit and we were in compliance with the covenant and other restrictions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significant risk of loss. As of September 29, 2007, our cash balance is primarily in checking and money market accounts. Our cash equivalents and short-term investments are maintained with high quality financial institutions. To minimize our exposure to interest rate market risk, we have in the past limited the maturities of our fixed rate investments to relatively short periods of time. Due to the short-term nature of these instruments, it is not anticipated that a 10% change in market interest rates would have a material adverse impact on the total value of our investment portfolio as of September 29, 2007.

Foreign Currency Risk

We have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at September 29, 2007, our consolidated financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified on the Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman and Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

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

There has been no change in our internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of day-to-day operations. As of September 29, 2007, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our initial public offering on March 21, 2006, we sold 4,600,000 shares of our common stock at the initial public offering price per share of $14.00. The net offering proceeds to us after deducting underwriters’ discount of $4.5 million and other issuance costs of $1.3 million were $58.6 million. We received the proceeds on March 27, 2006 and have not used any proceeds. The net offering proceeds have been invested in cash equivalent instruments and short-term investments.

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

Date: November 8, 2007

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